Form 10-Q
period 1997-09-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 1997-11-13
CIK 824104

=================================================================

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997.


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from

Commission file number 0-29462


                 MEDICAL MANAGEMENT SYSTEMS, INC.
     (Exact name of Registrant as specified in its charter.)

State of Colorado                  95-4121451
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

5459 South Iris Street
Littleton, Colorado                     80123
Address of principal executive offices. (Zip Code)


Telephone number, including area code:  (303) 932-9998

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES           NO  [ x ]
   (Not subject to filing requirements until October 5, 1997.)

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at September 30, 1997 was 18,310,330.

=================================================================

                              PART I


ITEM 1.   FINANCIAL STATEMENTS.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                          BALANCE SHEETS

                             ASSETS

                              09/30/97
                              (Unaudited)         12/31/96
Cash                          $      472          $        -
                              ----------          ----------
Note receivable                    1,500                   -
Total Assets                  $    1,972          $        -
                              ==========          ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable            $        -          $   14,358

Loan payable to stockholders      22,376                   -
                              ----------          ----------

Total Liabilities                 22,376              14,358

Stockholders Equity
   Preferred stock, 10,000,000
    shares authorized, no par
    value; none issued and
    outstanding                        -                   -

   Common stock, 40,000,000
    shares authorized, no par
    value; 18,310,330 shares
    issued and outstanding          1,241,015           1,241,015
   Accumulated deficit             (1,261,419)         (1,255,373)
                                   ----------          ----------

     Total Stockholders' Equity       (20,404)            (14,358)
                                   ----------          ----------
Total Liabilities and
    Stockholders' Equity           $    1,972          $        -
                                   ==========          ==========



         See accompanying notes to financial statements.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                     STATEMENTS OF OPERATIONS
      For the Three and Nine Months Ended September 30, 1997

                                   Three     Nine
                                   Months    Months
Revenues                           $     -   $      -

Expenses
  Accounting and legal                 690     18,193
  Stock transfer fees                    -      2,241
  Travel                                 -      1,532
  Miscellaneous                        117        438
                                   -------   --------
                                       807     22,404

Other Income
  Recovery of bad debts                  -     10,000
  Relief of liabilities                  -      6,358
                                   -------   --------
                                         -     16,358

Net Income (Loss)                  $  (807)  $ (6,046)
                                   =======   ========






















         See accompanying notes to financial statements.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                     STATEMENT OF CASH FLOWS

      For the Three and Nine Months Ended September 30, 1997

                                   Three          Nine
                                   Months         Months
Cash Flows From Operations
   Net income (loss)               $   (807)      $  (6,046)
   Adjustments:
     Accounts payable                (2,015)        (14,358)
                                   --------       ---------
Net cash used by operations          (2,822)        (20,404)

Cash Flows From Investing
 Activities                               -               -

Cash Flows From Financing
 Activities
   Note receivable                        -          (1,500)
   Borrowings from stockholders       2,801          22,376
                                   --------       ---------
   Net cash provided by financing
   activities                         2,801          20,876
                                   --------       ---------
Increase (Decrease) In Cash             (21)            472

Cash, Beginning Of Period                 -               -
                                   --------       ---------
Cash, End Of Period                $    472       $     472
                                   ========       =========














         See accompanying notes to financial statements.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     Medical Management Systems, Inc. (the Company) was incorporated as Apache Investments, Inc. in 1987 under the laws of the State of Colorado. In February 1992, the Company commenced its initial principal operations of owning and operating a pet school and kennel in Grand Prairie, Texas. In September 1991, the name of the Company was changed to Dog World, Inc. In June 1993, the Company acquired a veterinary practice in Irving, Texas. In April 1995, substantially all the Company's assets and business operations were sold and the Company subsequently changed its name to Medical Management Systems, Inc.

     The Company currently has no business operations and intends to actively seek, locate, evaluate, structure and complete mergers with or acquisitions of private companies, partnership or sole proprietorships.

2.   OTHER INCOME AND NOTE RECEIVABLE

     On May 7, 1997, the Company reached an agreement with a director of the Company whereby the director agreed to pay $8,500 in cash along with a promissory note for $1,500 in settlement of a dispute involving the sale of Company assets in April 1995. In addition, the director agreed to surrender options granted him to acquire 985,333 shares of the Company's common stock, execute a Consent of Directors previously executed by all other directors, transfer 25,000 shares of common stock to another officer and director and release the Company from all claims, demands and obligations. The Company accepted the cash and note in satisfaction of a $60,000 note due from the director which had been written off and recorded as a loss in its financial statements for the year ended December 31, 1996.

     The promissory note carries interest at 12%, is unsecured and is due with accrued interest six months from the agreement date.

     The Company used $8,000 of the cash received to settle an outstanding trade payable. The difference between the amount that had been due, $14,358, and the amount paid has been recognized as income from relief of indebtedness.

3.   STOCKHOLDER LOAN

     The Company is obligated to two stockholders and directors of the Company for payments they have made from personal funds for Company expenses. The amount, $22,376 at September 30, 1997, is payable without interest when the Company has funds available.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITIONS

Results of Operations - (July 30, 1987) through September 30,
1997.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since April 1995 when the Company sold substantially all of its assets in pet care and veterinary services. Since April 1995, the Company has been dormant.

     On May 7, 1997, the Company reached an agreement with a former director of the Company whereby the former director agreed to pay $8,500 in cash along with a promissory note for $1,500 in settlement of a dispute involved in the sale of Company assets in April 1995. In addition, the former director agreed to surrender options granted him to acquire 985,333 shares of the Company's common stock and release the Company from all claims, demands and obligations. The Company accepted the cash and note in satisfaction of a $60,000 note due from the former director which had been written off and recorded as a loss in its financial statements for the year ended December 31, 1996. The promissory note carries interest at 12%, is unsecured and is due with accrued interest six months from the agreement date.

     The Company used $8,000 of the cash received to settle an outstanding trade payable. The difference between the amount that had been due, $14,358, and the amount paid has been recognized as income from relief of indebtedness.

     In August 1995, the Company changed its business purpose to a blank check company.

Liquidity and Capital Resources.

     The Company has 18,310,330 shares of Common Stock outstanding. The Company has no current operating history and no material assets. The Company has $472.00 in cash as of September
30, 1997.


                             PART II

ITEM 1.  LEGAL PROCEEDINGS.

No material legal proceedings are pending which the registration is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by any governmental authorities.

ITEM 2.  CHANGES IN SECURITIES.

No constituent instruments defining the rights of the holders of any class of registered securities of the Registrant have been materially modified. No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance of modification of any other class of securities. There are no working capital restrictions or other limitations upon the payment of dividends except as reported in Registrant's Form 10.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults in the payment of principal interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of the Registrant or any of its significant subsidiaries exceeding five percent (5%) of the total assets of the Registrant and its consolidated subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

No matters were submitted to a vote of securityholders during the period covered by this Form 10-Q.


ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.

                          EXHIBIT INDEX

27   Financial Data Schedule.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

          Dated this 13th day of November, 1997.

                              MEDICAL MANAGEMENT SYSTEMS, INC.
                              (the "Registrant")



                              BY:  /s/ Charles C. Van Gundy,
                                   Treasurer, Chief Financial
                                   Officer and a member of the
                                   Board of Directors