Form 10-K
period 1997-12-31
MEDICAL MANAGEMENT SYSTEMS INC
filed 1998-04-15
CIK 824104

                                             FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - December 31, 1997
          OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                    Commission file number 0-29462

                   MEDICAL MANAGEMENT SYSTEMS, INC.
         (Exact name of Company as specified in its charter)

Colorado                                95-4121451
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)


                        5459 South Iris Street
                     Littleton, Colorado   80123
   (Address of principal executive offices, including postal code.)

                            (303) 932-9998
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered

     None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

     Common Stock

Securities registered pursuant to Section 15(d) of the Act:

Title of each class

     None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [ x ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding each of the Registrant's classes of Common Stock, as of December 31, 1997 was 18,310,330.

                                PART I

ITEM 1.   BUSINESS

History, Organization and Change of Control.

     MEDICAL MANAGEMENT SYSTEMS, INC. (the "Company"), was organized under the laws of the State of Colorado, on July 30, 1987. The Company was formed for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities.

     On March 24, 1989, the Company completed a public offering of 150,000 Units. Each Unit consisted of one share of its no par value common stock (the "Common Stock"), one Class A common stock purchase warrant and one Class B common stock purchase warrant. The Class A and Class B warrants expired on October 19, 1992. In connection with the offering, the underwriter received for $100 a purchase warrant for 15,000 shares of common stock at $0.60 per share.

     On September 10, 1991, the Company's Board of Directors approved a 20 to 1 reverse stock split.

     On September 30, 1991, pursuant to a Share Exchange Agreement (the "Exchange"), the Company issued an aggregated of 4,680,000 shares of Common Stock in connection with its acquisition of Staley Corp. ("Staley"), a privately held development stage Colorado corporation, wherein the Company acquired all of the issued and outstanding shares of Staley. Prior to the exchange, the Company had an aggregate of 610,000 shares issued and outstanding. On the same date the Company's name was changed to Dog World, Inc. In accordance with the Agreement, all but one of the Company's officers and directors resigned, and the directors and executive officers of Staley were elected directors and executive officers of the Company.

     From February 1, 1992 to November 1, 1993, the Company operated a dog training and obedience facility located in Grand Prairie, Texas under the name Dogs Only, Inc., a wholly owned subsidiary of Dog World, Inc. The Company also offered dog boarding and kenneling, retail sales of dog and cat care supplies, dog and cat food, as well as, veterinary services through arrangements with independent veterinarians. Prior to February 1, 1992, the Company was considered to be in the development stage and had not generated any revenues.

     During the second and third quarter of fiscal 1993, the Company raised $543,100 in a private placement sale of 1,810,333 shares of Common Stock. The proceeds from this sale of stock were used to open a new retail facility, enhance the Company's veterinary service capabilities and to repay outstanding bank debt.

     In June 1993, using the proceeds from the private placement, the Company opened a second retail facility in Irving, Texas under the trade name Vet Works+. This facility provided a wide range of total pet care services including a complete veterinary hospital, "Dogs Only" discipline training, all breed grooming, and indoor lodging and boarding, as well as, the sale of pet foods and pet care products. The original Dogs Only facility in Grand Prairie, Texas was consolidated on November 1, 1993 with the Company's Irving, Texas Vet Works+ facility.

     On June 1, 1993, the Company entered into an agreement with Willis
C. Dearing, DVM, to purchase the assets of Dearing Animal Hospital, Inc. for cash. This agreement allowed the Company to offer veterinary services to patrons of its stores, also provided for certain stock option arrangements with Dr. Dearing.

     In 1994, the Company issued 860,000 shares of Common Stock to individuals in a private placement that raised net cash proceeds of $250,471.

     On March 15, 1995, the Company filed a Form 15 with the SEC to terminate its duty to file reports under section 13 and 15(d) of the Securities Exchange Act of 1934.

     In April 1995, substantially all the Company's assets and business operations were sold and the Company subsequently changed its name to Medical Management Systems, Inc.

     On June 26, 1995, the Company issued 6,000,000 shares to Jack R. Daugherty, a former officer and director of the Company, in lieu of payment of a loan in the amount of $150,000 due to Mr. Daugherty.

     On June 26, 1995, the Company issued 3,000,000 shares to Donald L. Parnell, a former officer and director of the Company, in lieu of payment of salary in the amount the $75,000 due Mr. Parnell.

     On June 26, 1995, the Company issued 400,000 shares to Gary A. Agron, in lieu of payment of legal fees in the amount of $10,000.

     In August 1996, Mr. Davis, the Company's President, acquired
9,825,498 shares from Jack Daugherty and Donald Parnell, former officers and directors of the Company and the Company changed its business purpose to that of a "shell" corporation.

     On May 7, 1997, the Company entered into an Agreement and Release with Vet Works+ and Willis C. Dearing, DVM, modifying their previous agreement dated March 28, 1995. The Agreement and Release is a settlement of all disputes and claims between the parties. The Agreement and Release provides the surrender and cancellation of the options granted to Dr. Dearing under the 1994 Incentive Stock Option Agreement under the Dog World, Inc. Incentive Stock Option Plan.

     In June 1997, Mr. Davis transferred 3,275,000 shares of Common Stock each to Mr. Lee, the Company's Secretary, and Mr. Van Gundy, the Company's Treasurer, respectively.

     The Company filed its Form 10 on a voluntary basis. It had no obligations pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company believed that by filing such Form 10 and being obligated to file reports pursuant to Section 13 of the

Exchange Act, it could attract an acquisition candidate of greater financial value with a track record of success. While the Company believes it will be a more attractive acquisition candidate, there is no assurance that the foregoing assumption is correct.

     The Company believes that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as the Company. The Company believes that demand for shells has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed burdensome requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933 (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has decreased, substantially, the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and accordingly, no assurance that the Company will be acquired by or acquire an existing non-public entity.

General.

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunities ventures. As of the date hereof the Company has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company (Medical Management Systems, Inc.), however, management from the acquired entity will in all likelihood operate the Company. There is however, a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will no doubt be smaller and higher risks types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry, or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources, throughout the United States including its Officers and Directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. The reason for this is to attract the most favorable business opportunities and ventures available. Management believes that business opportunities and ventures will become available to it, due to a number factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and, (c) the Company's flexibility with respect to the manner in which it may structure potential financing and/or acquisitions. However, there is no assurance that the Company will be able to structure or finance and/or acquire any business opportunity or venture.

Operation of the Company.

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of the lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company, however, intends to maintain its corporate headquarters and principal place of business at 5459 South Iris Street, Littleton, Colorado 80123. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     The Officers and Directors will personally seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Officers and Directors will review material furnished to them by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants, however, until a merger/acquisition candidate has been targeted by the Company, management believes that it is impossible to consider the criteria that will be used to hire consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants.

     Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities.

     The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors, none of whom is a professional business analyst or has any previous training or experience in business analysis. Inasmuch as the Company will have no funds available to it in its search for business opportunities and venture, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, Officers and Directors will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; and, other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. $17,503 in legal and accounting expenses, $2,241 in stock transfer fees and $1,853 in travel and miscellaneous expenses were paid by Mr. Davis and Mr. Lee, Officers and Directors of the Company. Mr. Davis and Mr. Lee anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates. Mr. Davis and Mr. Lee anticipate funding such expenses until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

          (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

          (b) Competitive position as compared to other firms engaged in similar activities;

          (c)  Strength of management;

          (d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and,

          (e)  Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition.

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and the shareholders of the Company in this offering will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction.
In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. Further, management intends to make available for purchase by shareholders of the acquired entity of up to 75% of the shares of Common Stock owned by them. The terms of sale of the shares presently held by officers and/or directors of the Company will not be afforded to other shareholders of the Company. As part of such a transaction, all or a majority of the Company's Directors may resign and new Directors may be appointed without any vote by shareholders.

     Present stockholders have not agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future stockholders of the Company with respect to any business combination.

     The Company may not borrow funds and use funds to make payments to Company promoters, management or their affiliates or associates.

     The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     The Company is required by the regulations promulgated under the Securities Exchange Act of 1934 to obtain and file with the Commission, audited financial statements of the acquisition candidate not later than sixty days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders.

     Under the Colorado Corporation Code, a business combination typically requires the approval of two-thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-4-123 and 7-4-124 of the Colorado Corporation Code. The requirement of approval of the Company's shareholders in any proposed business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

Not an "Investment Adviser."

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not An "Investment Company."

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than a single time.

Company's Office.

     The Company's offices are located at 5459 South Iris Street, Littleton, Colorado 90123, and the telephone number is (303) 932-9998. The Company's office is located in the home of Philip Davis, the Company's President and a member of the Board of Directors. Approximately nine square feet are allocated to the Company on a rent free basis. The office will remain at Mr. Davis's home until an acquisition has been concluded. There are no written documents memorializing the foregoing.

     There are no preliminary agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Employees.

     The Company is a development stage company and currently has no employees other than certain of its Officers and Directors. See "Management." Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.


ITEM 2.   PROPERTIES.

     The Company owns no real property.


ITEM 3.   LEGAL PROCEEDINGS.

     No material legal proceedings are pending to which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to a vote of security holders for the period ending December 31, 1997.


                               PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     No market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities other than as follows. Upon being advised by the Securities and Exchange Commission (the "Commission") that it has no further comments relating to its Form 10, the Company intends to approach broker/dealers to determine if any broker/dealers would consider making a market in the Company's securities. As of the date hereof, the Company has not discussed market making activities with any broker/dealers.

     As of July 31, 1997, the Company has 93 holders of record of its Common Stock.

     The Company has not paid any dividends since it is inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

Blue Sky Considerations.

     The laws of some states prohibit the resale of securities issued by "blank check" or "shell" corporations. The Company may be considered a "blank check" or "shell" corporation for the purpose of state securities laws. Accordingly, it is possible that current shareholders may be unable to resell their securities in other states. The Company is unaware which particular states prohibit such resales, other than Idaho and Indiana.

     The Securities and Exchange Commission (the "Commission") has suggested that the Company take steps to prohibit further transfer of the securities distributed to current shareholders, unless the Company is assured that further transfer would not violate the securities laws of the fifty states. The Company believes that the Commission has no authority to cause the Company to place restrictions on the securities it previously distributed and which it currently does not own. Such action by the Company would legally be construed as a unilateral modification of a fully executed contract and would therefore constitute a breach of the agreement under which the shares were originally issued. Further, the Company believes that such action by the Commission would be a usurpation of the authority granted the Commission by Congress.

     Further, because each state has a series of exempt securities transactions predicated upon the particular facts of each transaction, it is impossible to determine if a contemplated transaction by an existing shareholder would possibly violate the securities laws of any particular state.

     In the event a current shareholder or broker/dealer resells its securities in a state where such resales are prohibited, the Company believes that the seller thereof may be liable criminally and/or civilly under that particular state's laws. The Company believes that it will not be liable for such improper secondary sales.

     Existing shareholders should exercise caution in the resale of their shares of common stock in light of the foregoing.


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements and related notes included elsewhere in this Statement.

Statement of Operations and Accumulated Deficit Data:

                      1997       1996       1995        1994        1993
Income Statement:
  Income              $      -   $      -   $       -   $       -   $       -
  Operating Expenses  $  24,473  $   8,964  $  102,098  $       -   $  126,992
  Loss from Continuing
    Operations        $ (24,473) $  (8,964) $ (102,098) $       -   $       -
  Net Loss            $  (8,115) $ (68,964) $ (269,225) $ (363,625) $ (126,992)
  Net Loss per share  $      -   $      -   $    (0.03) $    (0.04) $    (0.02)

Balance Sheet Data:
  Working Capital     $     836  $ (14,358) $  (90,394) $   (3,338) $  112,161
  Total Assets        $   1,951  $      -   $   68,964  $  343,330  $  407,175
  Long-term debt      $      -   $      -   $  150,000  $  127,000  $       -
  Shareholders'
    Equity (deficit)  $ (22,473) $ (14,358) $ (180,394) $   88,831  $  291,985

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Through December 31, 1997.

     There have been no operations since April 1995 when the Company sold substantially all of its assets in pet care and veterinary services. Since April 1995, the Company has been basically dormant; except the Company incurred $24,473 of expenses in 1997, primarily for legal and accounting costs associated with filing its Form 10; $8,964 in 1996 for various administrative expenses and $102,098 in 1995 for costs incurred subsequent to the disposal of the business in an initial effort to enter other business ventures. The Company expenses in 1997 were funded by advances from shareholders.

     On May 7, 1997, the Company reached an agreement with a former director of the Company whereby the former director agreed to pay $8,500 in cash along with a promissory note for $1,500 in settlement of a dispute involved in the sale of Company assets in April 1995. In addition, the former director agreed to surrender options granted him to acquire 985,333 shares of the Company's common stock and release the Company from all claims, demands and obligations. The Company accepted the cash and note in satisfaction of a $60,000 note due from the former director which had been written off and recorded as a loss in its financial statements for the year ended December 31, 1996. The promissory note carries interest at 12%, is unsecured and is due with accrued interest six months from the agreement date. The promissory note was repaid in February 1998.

     The Company used $8,000 of the cash received to settle an outstanding trade payable. The difference between the amount that had been due, $14,358, and the amount paid has been recorded with gain on disposal of business, along with the $10,000 settlement referred to above.

     In August 1995, the Company changed its business purpose to a blank check company.

Liquidity and Capital Resources.

     The Company has 18,310,330 shares of Common Stock outstanding. The Company has no current operating history and no material assets. The Company has $451 in cash as of December 31, 1997.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.













            FINANCIAL STATEMENTS BEGIN ON FOLLOWING PAGE.

                     INDEPENDENT AUDITOR'S REPORT


Board of Directors
Medical Management Systems, Inc.
Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Medical Management Systems, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Management Systems, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company currently has no business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein + Associates llp
Hein + Associates llp





Dallas, Texas
March 20, 1998

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEET

                                ASSETS

                                             December 31,
                                        1997           1996
CURRENT ASSETS:
  Cash and interest bearing accounts    $        451   $        -
  Note receivable                              1,500
                                        ------------   -----------
     Total assets                       $      1,951   $        -
                                        ============   ===========


                LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES -
  Trade accounts payable                $      1,115   $    14,358

ADVANCES FROM RELATED PARTIES                 23,309            -


STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value;
   10,000,000 shares authorized,
   none issued and outstanding                    -             -
 Common stock, no par value;
   40,000,000 shares authorized;
   18,310,330 shares issued and
   outstanding                             1,241,015     1,241,015
Accumulated deficit                       (1,263,488)   (1,255,373)
                                        ------------   -----------
     Total stockholders' deficit             (22,473)      (14,358)
                                        ------------   -----------
     Total liabilities and
        stockholders' deficit           $      1,951   $        -
                                        ============   ===========







        See accompanying notes to these financial statements.

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Years Ended December 31,
                                   1997      1996      1995
REVENUES                           $      -    $      -    $       -
GENERAL AND ADMINISTRATIVE
  EXPENSES                            24,473       8,964      102,098
                                   ---------   ---------   ----------
  Loss from continuing operations    (24,473)     (8,964)    (102,098)

DISCONTINUED OPERATIONS:
  Loss from operations                    -           -       (87,097)
  Gain (loss) on disposal
    of business                       16,358     (60,000)     (80,030)
                                   ---------   ---------   ----------
     Income (loss) from
       discontinued operations        16,358     (60,000)    (167,127)
                                   ---------   ---------   ----------

NET LOSS                           $  (8,115)  $ (68,964)  $ (269,225)
                                   =========   =========   ==========

LOSS PER SHARE (Basic and Diluted):
  Continuing operations            $      -    $      -    $     (.01)
                                   =========   =========   ==========

  Net loss                         $      -    $      -    $     (.03)
                                   =========   =========   ==========

WEIGHTED AVERAGE SHARES           18,310,330  17,526,996    8,050,330
                                  ==========  ==========   ==========




















        See accompanying notes to these financial statements.

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

    For the Period From January 1, 1995 through December 31, 1997


                                Common Stock         Accumulated
                            Shares       Amount      Deficit       Total
BALANCES, 01/01/95 1995     8,910,330   $ 1,006,015  $  (917,184)  $   88,831
  Net loss for the year            -             -      (269,225)  $ (269,225)
                           ----------   -----------  -----------   ----------

BALANCES, 12/31/95          8,910,330     1,006,015   (1,186,409)    (180,394)
  Shares issued             9,400,000       235,000           -       235,000
  Net loss for the year            -             -       (68,964)     (68,964)
                           ----------   -----------  -----------   ----------
BALANCES, 12/31/96         18,310,330     1,241,015   (1,255,373)     (14,358)
 Net loss for the year             -             -        (8,115)      (8,115)
                           ----------   -----------  -----------   ----------

BALANCES, 12/31/97         18,310 330   $ 1,241,015  $(1,263,488)  $  (22,473)
                           ==========   ===========  ===========   ==========





















        See accompanying notes to these financial statements.

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:
                                        1997        1996         1995
Net loss                                $ (8,115)   $ (68,964)   $ (269,225)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization               -            -          6,497
  (Gain) loss on disposal of business    (16,358)      60,000        80,030
Changes in current assets
  and liabilities                         (6,885)          -         93,862
Other                                         -            -        (30,420)
                                        --------    ---------    ----------
Net cash used by operating activities    (31,358)      (8,964)     (119,256)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Collection of note receivable            8,500           -             -
Proceeds from sale of business                -            -        100,000
                                        --------    ---------    ----------
Net cash provided by
  investing activities                     8,500           -        100,000

CASH FLOWS FROM FINANCING ACTIVITIES -
  Advances from related parties           23,309           -             -
  Proceeds from notes payable                 -            -         23,000
                                        --------    ---------    ----------
Net cash provided by
  financing activities                    23,309           -         23,000
                                        --------    ---------    ----------
NET INCREASE (DECREASE) IN CASH              451       (8,964)        3,744

CASH, beginning of year                       -         8,964         5,220
                                        --------    ---------    ----------
CASH, end of year                       $    451    $      -     $    8,964
                                        ========    =========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION-
 Settlement of account payable          $  6,358    $      -     $       -
                                        ========    =========    ==========
 Common stock issued to retire notes payable and
  accrued liabilities                   $     -     $ 235,000    $       -
                                        ========    =========    ==========
  Property and equipment sold, net of capital lease
   obligations                          $     -     $      -     $  144,963
                                        ========    =========    ==========

  Note receivable from sale of business $     -     $      -     $   60,000
                                        ========    =========    ==========

  Cash paid for interest                $     -     $      -     $    2,072
                                        ========    =========    ==========



        See accompanying notes to these financial statements.

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

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

     Consolidation Policy

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Consignment Sports, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

     Net Loss per Common Share

     Net loss per common share is based upon the weighted average number of outstanding common shares. Warrants and options are not considered in the computation as their effect would be anti-dilutive. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, for the 1997 and prior financial statements. This new accounting standard established new rules for the calculation of earnings or loss per share, but it had no effect on the Company's financial statements in 1997 or 1996.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     Income Taxes

     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies . . . Continued

     Continuation as a Going Concern

     The Company currently has no business operations or assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are to reorganize the Company in order to search for a viable merger or acquisition candidate.

2.   Sale of Business Operations

     On April 1, 1995, the Company sold substantially all of its assets to a former director of the Company in exchange for the following:
     (1) $100,000 of cash; (2) a non-interest bearing note with payments scheduled to begin in December 1995 over 60 months in the total amount of $60,000 to $120,000, depending on monthly sales of the disposed business; and (3) assumption of lease obligations totaling approximately $60,000. In addition, the sale agreement provided that the purchaser would continue to be considered an employee under the Incentive Stock Option Agreement (see Note 4) for a period of ten years, which would enable him to retain his stock options. The Company recorded the sale in 1995 based upon the minimum amount due on the note of $60,000, which resulted in a loss on disposal of $80,030.. No payments had been received on the note as of December 31, 1996 and it was fully reserved at that time. The provision for loss on the note of $60,000 was recorded as an additional loss on disposal in the 1996 statement of operations.

     The revenues and expenses related to the disposed business have been netted in the accompanying statements of operations under the caption "loss from operations." Revenues from the disposed business were $37,352 for the year ended December 31, 1995.

     On May 7, 1997, the Company reached an agreement whereby the former director agreed to pay $8,500 in cash along with a promissory note for $1,500 in settlement of a dispute involving the sale of Company's assets in April 1995. In addition, the former director agreed to surrender options granted him to acquire 985,333 shares of the Company's common stock, and release the Company from all claims, demands and obligations. The promissory note carries interest at 12%, is unsecured and was due with accrued interest six months from the agreement date. The note was paid in full in February 1998.

     In addition, in 1997 the Company settled certain liabilities applicable to the sold assets at less than the recorded amount and recognized income of $6,358 related to the transaction.

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Related Party Transactions

     The Company is obligated to two stockholders and directors of the Company for payments they have made from personal funds for Company expenses. The amount, $23,309 at December 31, 1997, is payable without interest when the Company has funds available.

4.   Stockholders' Equity

     In 1996, the Company issued 9,400,000 shares to satisfy $150,000 of debt and $85,000 of accrued liabilities.

     The Company has an Incentive Stock Plan, under which 1,653,333 shares of the Company's common stock may be granted to employees. Options granted are to be exercisable at current market value at the time of grant over a period not to exceed ten years. Pursuant to the Plan, in 1994 the Company granted options to purchase a total of 1,608,333 shares at $.30 per share to four directors of the Company. In 1996, 650,000 of the options were canceled upon resignation of three of the directors. The remaining 958,333 were canceled in 1997 as described in Note 2.

     The Company is authorized to issue 10,000,000 shares of no par value preferred stock. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the board of directors of the Company may determine by resolution.

5.   Income Tax

     The Company has a net operating loss for Federal income tax purposes, which will be severely limited due to a change in common stock ownership in 1996. Therefore, a valuation allowance has been provided each year for the full amount of the deferred tax asset resulting from the net operating losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in the Company's independent accountant during the past two fiscal years and through the date hereof, accordingly the disclosures required by Item 14, are not applicable.


                               PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

     The officers and directors of the Company are as follows:

Philip J. Davis           41       President and a member of the Board
                                   of Directors

John C. Lee               42       Secretary and a member of the Board
                                   of Directors

Charles C. Van Gundy      45       Treasurer and a member of the Board
                                   of Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Philip J. Davis - President and a member of the Board of Directors

     Mr. Davis has been the President and a member of the Board of Directors of the Company, since August 1996. Since December 1996, Mr. Davis has been the President, Treasurer and a member of the Board of Directors of Mizar Energy Company, a Colorado corporation, which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. Since December 1992, Mr. Davis is a self-employed consultant. From January 1991 to November 1992, Mr. Davis was affiliated with Private Investors Cartel, Ltd., a securities broker/dealer, as a trader and principal thereof. From September 1984 to December 1990, Mr. Davis was the President and a member of the Board of Directors of Richfield Securities, Inc., a securities broker/dealer. On January 27, 1992, the District Business Conduct Committee of the National Association of Securities Dealers, Inc. rendered a decision against Mr. Davis finding that Mr. Davis, Richfield Securities, Inc. and another individual charged unfair and fraudulent markups in connection with the sale of securities. Further, the District Business Conduct Committee found that Mr. Davis and Richfield Securities, Inc. failed to establish and implement written supervisory procedures to detect and prevent the markup violations. Richfield Securities, Inc. was fined $30,133.97 and suspended from membership in the National Association of Securities Dealers, Inc. for one year and Mr. Davis was censured, fined $30,133.97, suspended from the National Association of Securities Dealers for one year and required to requalify by examination prior to becoming associated with any member of the National Association of Securities Dealers, Inc. On January 15, 1991, Mr. Davis voluntarily closed Richfield Securities, Inc. Further, Richfield Securities, Inc., Mr. Davis and the third party were assessed the costs of the action in the amount of $908.00. Mr. Davis appealed the foregoing decision to the Securities and Exchange Commission (the "Commission") and on November 12, 1993 the foregoing sanctions were affirmed by the Commission. The suspensions referred to above began on March 21, 1994 and concluded on the close of business on March 21, 1995. In October 1992, Mr. Davis filed for protection under Chapter XIII of the United States Bankruptcy Act. In July 1994, the action was voluntarily dismissed by the Bankruptcy Court. On December 2, 1994, Mr. Davis filed a petition for bankruptcy pursuant to Chapter VII of the United States Bankruptcy Act. Mr. Davis was granted a discharge in March 1995. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and a member of the Board of Directors of Kapalua Acquisitions, Inc., a Colorado corporation, which was formed for the purpose of acquiring or merging with an existing operating entity. Kapalua's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers,
Inc., in November 1995.   From November 1994 to November 1995, Mr.
Davis was President of Kapalua Acquisitions, Inc. Mr. Davis resigned his positions as an officer and director of Kapalua Acquisitions, Inc., on November 17, 1995, when it completed a reverse acquisition with Startech Corporation, a Connecticut corporation engaged in the business of waste disposal. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and a member of the Board of Directors of Paia Acquisitions, Inc., a Colorado corporation. Paia's Common Stock began trading on the Bulletin Board operated by the National Association of Securities Dealers, Inc., in January 1996. In November 1995, Paia acquired all of the issued and outstanding shares of common stock of Consolidated Financial Management, Inc. d/b/a Banc-Pro, an Arizona corporation in exchange for 3,900,000 post reverse-split restricted shares of common of Paia and 845,000 preferred shares of Paia. Mr. Davis resigned as an officer and director of Paia in November 1995. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer of Lahaina Acquisitions, Inc., a Colorado corporation which was formed for the purpose of acquiring or merging with an existing operating entity. Lahaina's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in August 1996. In November 1995, Mr. Davis resigned from the foregoing positions to assume the Presidency of Lahaina Acquisitions, Inc. Mr. Davis resigned the foregoing positions on May 27, 1997, when he sold 366,667 shares of a total of 440,000 shares owned by him to a third party. Mr. Davis also resigned his position as a Director of Lahaina Acquisitions, Inc. on the same date, a position he held since May 1991. Mr. Davis will devote approximately 20% of his time to the Company.

John C. Lee - Secretary and a member of the Board of Directors

     Mr. Lee is Secretary and a member of the Board of Directors of the Company, since August 1996. Since December 1996, Mr. Lee has been the Secretary and a member of the Board of Directors of Mizar Energy Company, a Colorado corporation which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. Mr. Lee has held the foregoing positions since inception of the Company. Since November 1992, Mr. Lee been engaged in the practice of investing his personal funds in securities. From November 1995 to May 1997, Mr. Lee was Secretary and a member of the Board of Directors of Lahaina Acquisitions, Inc., a Colorado corporation, which was formed for the purpose of acquiring or merging with an existing operating entity. Lahaina's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in August 1996. On May 27, 1997, Mr. Lee resigned the foregoing positions when he sold 366,667 shares of a total of 440,000 shares owned by him to a third party. From November 1994 to November 1995, Mr. Lee was Vice President and a member of the Board of Directors of Kapalua Acquisitions, Inc., a Colorado corporation. Kapalua's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in November 1995. Mr. Lee resigned his positions, on November 5, 1995, as an officer and director when it completed a reverse acquisition with Startech Corporation, a Connecticut corporation engaged in the business of waste disposal. From August 1989 to November 1992, Mr. Lee was Secretary of Private Investors Cartel, Ltd. a securities broker/dealer. From April 1985 to August 1989, Mr. Lee was self-employed as a financial consultant. From March 1985 to July 1986, Mr. Lee was Vice President of American Mobile Communications in Littleton, Colorado. American Mobile Communications was engaged in the business of acquiring and managing mobile home parks. From November 1984 to July 1985, Mr. Lee was Secretary of Sequal Securities, Inc. a securities broker/dealer located in Glendale, Colorado. From October 1981 to March 1985, Mr. Lee was President of Rigel Securities, a securities broker/dealer located in Aurora, Colorado. Mr. Lee will devote approximately 20% of his time to the operation of the Company.

Charles C. Van Gundy - Treasurer and a member of the Board of
Directors.

     Mr. Van Gundy is Treasurer and a member of the Board of Directors of the Company, since August 1996. From January 1992 to August 1997, Mr. Van Gundy was an employed by U. S. Pawn, Inc., Denver, Colorado, a NASDAQ traded public company, in various accounting positions and ultimately as its Vice President of Finance and Chief Financial Officer, Secretary/Treasurer and a member of the Board of Directors. From November 1995 to May 1997, Mr. Van Gundy was Treasurer and a member of the Board of Directors of Lahaina Acquisitions, Inc., a Colorado corporation which was formed for the purpose of acquiring or merging with an existing operating entity. Lahaina's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in August 1996. On May 27, 1997, Mr. Van Gundy resigned the foregoing positions when he sold

16,667 shares of a total of 20,000 shares owned by him to a third party. From 1982 to January 1992, Mr. Van Gundy served as an accounting officer for various mutual fund, high technology and economic redevelopment organizations. Mr. Van Gundy holds a Bachelor of Science degree in accounting and finance from Metropolitan State College of Denver (1979), and subsequently studied law at the University of San Diego School of Law until 1981.

     There are no family relationships between any director or executive officer and any other director or executive officer.

     There are no agreements or understandings for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person. The officers and directors may resign, however, at the time of the acquisition or merger at the request of the management of the acquisition candidate.

     The activities of each Officer and Director will be material to the operation of the Company. No other person's activities will be material to the operation of the Company. There are no promoters of the Company, other than its Officers and Directors.

Salient Issues of Lahaina Transaction.

     On or about May 27, 1997, Messrs. Davis, Lee and Van Gundy entered into an agreement with Paxford Acquisitions, S.A., a Bahamian corporation wherein Messrs. Davis, Lee and Van Gundy sold a total 750,000 shares of Lahaina common stock owned by them in consideration of $125,000, thereby effectively transferring control of Lahaina to Paxford Acquisitions, S.A. At the same time Messrs. Davis, Lee and Van Gundy resigned as officers and directors of Lahaina Acquisitions, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they filed.

     Based on review of the copies of Form 3 and a review of the records of the Company's transfer agent, all reports required to be filed pursuant to Section 16(a) have been filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     None of the Company's officers or directors currently receives any salary from the Company. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings.

     Other than consulting fees and finder's fees which may be paid to unaffiliated third parties, no other individuals will receive any salaries or fees from the Company. The Company's officers and directors will not receive finder's fees, consulting fees or salaries. Officers, directors and/or principal shareholders may receive cash or stock from the sale of their shares of the Company's stock to the Company's merger/acquisition candidate or principals of the merger/acquisition candidate.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following schedule sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five per cent or more of the Company's Common Stock, each director individually, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address    Number of                          Percent
of owner            Shares    Position                 of Class

Philip J. Davis     3,519,198 President and a member   19.22%
5459 South Iris Street        of the Board of Directors
Littleton, CO 80123

John C. Lee [2]     3,275,000 Secretary and a member   17.90%
5410 E. Long Place            of the Board of Directors
Littleton, CO 80122

Charles C.
  Van Gundy [3]     3,275,000 Treasurer and a member   17.90%
210 Dawson Drive              of the Board of Directors
Castle Rock, CO 80104

All officers and    10,034,198                         55.02%
directors as a
group (3 persons)

Gary A. Agron          942,000                          5.14%
5445 DTC Parkway
Suite 570
Englewood, CO 80111

Jack Daugherty      2,087,835                          11.4%
1600 West 7th Street
Fort Worth, TX 76012


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 24, 1989, the Company completed a public offering of 150,000 Units. Each Unit consisted of one share of its no par value common stock (the "Common Stock"), one Class A common stock purchase warrant and one Class B common stock purchase warrant. The Class A and Class B warrants expired on October 19, 1992. In connection with the offering, the underwriter received for $100 a purchase warrant for 15,000 shares of common stock at $0.60 per share.

     On September 1, 1991, the Company's Board of Directors approved a 10 to 1 reverse stock split.

     On September 30, 1991, pursuant to a Share Exchange Agreement (the "Exchange"), the Company issued an aggregated of 4,680,000 shares of Common Stock in connection with its acquisition of Staley Corp. ("Staley"), a privately held development stage Colorado corporation, wherein the Company acquired all of the issued and outstanding shares of Staley. Prior to the exchange, the Company had an aggregate of 610,000 shares issued and outstanding. On the same date the Company's name was changed to Dog World, Inc. In accordance with the Agreement, all but one of the Company's officers and directors resigned, and the directors and executive officers of Staley were elected directors and executive officers of the Company.

     From February 1, 1992 to November 1, 1993, the Company operated a dog training and obedience facility located in Grand Prairie, Texas under the name Dogs Only, Inc., a wholly owned subsidiary of Dog World, Inc. The Company also offered dog boarding and kenneling, retail sales of dog and cat care supplies, dog and cat food, as well as, veterinary services through arrangements with independent veterinarians. Prior to February 1, 1992, the Company was considered to be in the development stage and had not generated any revenues.

     During the second and third quarter of fiscal 1993, the Company raised $543,100 in a private placement sale of 1,810,333 shares of Common Stock. The proceeds from this sale of stock were used to open a new retail facility, enhance the Company's veterinary service capabilities and to repay outstanding bank debt.

     In June 1993, using the proceeds from the private placement, the Company opened a second retail facility in Irving, Texas under the trade name Vet Works+. This facility provided a wide range of total pet care services including a complete veterinary hospital, "Dogs Only" discipline training, all breed grooming, and indoor lodging and boarding, as well as, the sale of pet foods and pet care products. The original Dogs Only facility in Grand Prairie, Texas was consolidated on November 1, 1993 with the Company's Irving, Texas Vet Works+ facility.

     On June 1, 1993, the Company entered into an agreement with Willis
C. Dearing, DVM, to purchase the assets of Dearing Animal Hospital, Inc. for cash. This agreement allowed the Company of offer veterinary services to patrons of its stores, also provided for certain stock option arrangements with Dr. Dearing.

     The Company issued 860,000 shares of Common Stock to individuals in a private placement that raised net cash proceeds of $250,471.

     In 1994, the Company has an Incentive Stock Plan, under which 1,653,333 shares of the Company's common stock may granted to employees. Options granted are to be exercisable at current market value at the time of grant over a period not to exceed ten years. Pursuant to the Plan, in 1994, the Company granted options to purchase a total of 1,608,333 shares at $0.30 per share to four formerly directors of the Company. In 1996, 650,000 of the options were canceled upon resignation of three of the directors. The remaining 958,333 were held by the director to whom the Company sold its assets and business operations in 1995. These options are all exercisable as of December 31, 1996, except for 166,667 shares, which become exercisable on April 1, 1997. The options will expire, if unexercised, as follows:

               April 1, 2000  333,333 [1]
               April 1, 2001  333,333 [1]
               April 1, 2002  166,667 [1]
               June 1, 2003   125,000
                              -------
                              958,333
                              =======

[1] For these options, the Company agreed to provide cash to the optionee in an amount sufficient to pay any related tax liability.

     On March 15, 1995, the Company filed a Form 15 with the SEC to terminate its duty to file reports under section 13 and 15(d) of the Securities Exchange Act of 1934.

     On April 1, 1995, the Company sold substantially all of its assets to a director of the Company in exchange for the following: (1) $100,000 in cash: (2) a non-interest bearing note with payments scheduled to begin in December 1995, over 60 months in the total amount of $60,000 to $120,000, depending on monthly sales of the disposed business; and (3) assumption of lease obligations totaling approximately $60,000. In addition, the sale agreement provided that the purchaser would continue to be considered an employee under the Incentive Stock Option Agreement for a period of ten years, which would enable him to retain his stock options. No payments have been received to date on the note and it was fully reserved as of December 31, 1996.

     On June 26, 1995, the Company issued 6,000,000 shares to Jack R. Daugherty, a former officer and director of the Company, in lieu of payment of loan in the amount of $150,000 due to Mr. Daughter. The Company relied upon Section 4(2) of the Securities Act of 1933 (the

"Act") and the transaction was by the issuer not involving a public offering. All certificates contained a legend which prohibited transfer unless the same were registered or were sold pursuant to an applicable exemption from registration. The Company believed that the purchaser did not need the protection of the Act, because the purchaser was sophisticated and had access to all material information about the Company.

     On June 26, 1996, the Company issued 3,000,000 shares to Donald L. Parnell, a former officer and director of the Company is lieu of payment of salary in the amount of $75,000 due Mr. Parnell. The Company relied upon Section 4(2) of the Securities Act of 1933 (the "Act") and the transaction was by the issuer not involving a public offering. All certificates contained a legend which prohibited transfer unless the same were registered or were sold pursuant to an applicable exemption from registration. The Company believed that the purchaser did not need the protection of the Act, because the purchaser was sophisticated and had access to all material information about the Company.

     On June 26, 1996, the Company issued 400,000 shares to Gary Agron, in lieu of payment of legal fees in the amount of $10,000. The Company relied upon Section 4(2) of the Securities Act of 1933 (the "Act") and the transaction was by the issuer not involving a public offering. All certificates contained a legend which prohibited transfer unless the same were registered or were sold pursuant to an applicable exemption from registration. The Company believed that the purchaser did not need the protection of the Act, because the purchaser was sophisticated and had access to all material information about the Company.

     In August 1996, Mr. Davis the Company's President acquired 9,825,498 shares from Jack Daugherty and Donald Parnell, former officers and directors of the Company. Messrs. Daugherty, Parnell and Davis relied upon Section 4(1/2) exemption in that the parties believed that the shares had come to rest and the transaction did not involve a public offering. The shares were issued under the premise that Mr. Davis's ownership would commence a new holding period. All certificates issued to Mr. Davis contained a legend which prohibited transfer unless the same were registered or were sold pursuant to an applicable exemption from registration. Messrs. Daugherty, Parnell and Davis believed that Mr. Davis did not need the protection of the Act, because Mr. Davis was sophisticated and had access to all material information about the Company.

     On May 7, 1997, the Company entered into an Agreement and Release with Vet Works+ and Willis C. Dearing, DVM, modifying their previous agreement dated March 28, 1995. The Agreement and Release is a settlement of all disputes and claims between the parties. The Agreement and Release provides the surrender and cancellation of the options granted to Dr. Dearing under the 1994 Incentive Stock Option Agreement under the Dog World, Inc. Incentive Stock Option Plan. By the terms of the Agreement, certain options issued to Dr. Dearing were rescinded, cancelled, set aside and held for naught. Further, 250,000 shares of Common Stock owned by Dr. Dearing were transferred to Mr.

Davis. Dr. Dearing and Mr. Davis relied upon Section 4(1/2) exemption for the transfer of the 25,000 shares of Common Stock in that the parties believed that the shares had come to rest and the transaction did not involved a public offering. The shares were transferred to Mr. Davis under the premise that Mr. Davis's ownership would commence a new holding period. All certificates issued to Mr. Davis contained a legend which prohibited transfer unless the same were registered or were sold pursuant to an applicable exemption from registration. Dr. Dearing and Mr. Davis believed that Mr. Davis did not need the protection of the Act, because Mr. Davis was sophisticated and had access to all material information about the Company.

     In June 1997, Mr. Davis transferred 3,275,000 shares of Common Stock each to Mr. Lee, the Company's Secretary, and Mr. Van Gundy, the Company's Treasurer, respectively. Messrs. Lee, Van Gundy and Davis relied upon Section 4(1/2) exemption in that the parties believed that the shares had come to rest and the transaction did not involved a public offering. The shares were transferred under the premise that Messrs. Lee's and Van Gundy's ownership would commence a new holding period. All certificates issued to Messrs. Lee and Van Gundy contained a legend which prohibited transfer unless the same were registered or were sold pursuant to an applicable exemption from registration. Messrs. Lee, Van Gundy and Davis believed that Messrs. Lee and Van Gundy were sophisticated and had access to all material information about the Company.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed for the period ended
     December 31, 1997.

(c)  Exhibits.

Exhibit
  No.          Description

     The following documents are incorporated herein by reference from the Registrant's Form S-18 Registration Statement (SEC File No. 33-23986-LA) filed with the Securities and Exchange Commission on August 25, 1988 and declared effective on October 20, 1988:

3.1            Articles of Incorporation.

3.2            Bylaws of the Company.

4.1            Specimen Stock Certificate.

     The following documents are incorporated herein by reference from the Registrant's Form 10 Registration Statement (SEC File No. 0-29462) filed with the Securities and Exchange Commission on September 5, 1997:

3.3 Articles of Amendment to Articles of Incorporation to change the name to Medical Management Systems, Inc.

10.1           Agreement and Release with Vet Works+ and Willis
               Dearing.

     The following documents are incorporated as filed with the Securities and Exchange Commission on November 13, 1997:

Form 10-Q Quarterly Report for the period ended September 30, 1997.

                            SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 1998.

                         MEDICAL MANAGEMENT SYSTEMS, INC.
                         (Registrant)

                         BY:  /s/ Philip J. Davis
                              Philip J. Davis, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 15th day of April, 1998.


SIGNATURES                    TITLE                    DATE

/s/ Philip J. Davis
Philip J. Davis               President and a member   April 15, 1998
                              of the Board of Directors


/s/ John C. Lee
John C. Lee                   Secretary and a member   April 15, 1998
                              of the Board of Directors


/s/ Charles C. Van Gunddy     Treasurer, Principal     April 15, 1998
Charles C.                    Accounting Officer,
 Van Gundy                    Chief Financial Officer
                              and a member of the
                              Board of Directors