Form 10-K/A
period 1997-12-31
MEDICAL MANAGEMENT SYSTEMS INC
filed 1998-06-01
CIK 824104

                                             FORM 10-K/A

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

Statement of Operations and Accumulated Deficit Data:

                 1997      1996      1995       1994       1993
Income Statement:
 Income          $     -   $      -  $       -  $      -   $     -
 Operating
  Expenses       $ 24,473  $   8,964 $  102,098 $      -   $126,992
 Loss from
  Continuing
  Operations     $(24,473) $ (8,964) $(102,098) $      -   $      -
 Net Loss        $ (8,115) $(68,964) $(269,225) $(363,625) $(126,992)
 Net Loss
  per share      $     -   $     -   $   (0.03) $   (0.04) $   (0.02)

Balance Sheet Data:
 Working Capital $    836  $(14,358) $ (90,394) $  (3,338) $ 112,161
 Total Assets    $  1,951  $     -   $  68,964  $ 343,330  $ 407,175
 Long-term debt  $     -   $     -   $ 150,000  $ 127,000  $      -
 Shareholders'
  Equity
  (deficit)      $(22,473) $(14,358) $(180,394) $  88,831  $ 291,985

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

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIT)

    For the Period From January 1, 1995 through December 31, 1997

                          Common Stock          Accumulated
                       Shares      Amount       Deficit        Total


BALANCES, 01/01/95   8,910,330  $ 1,006,015  $  (917,184) $   88,831
 Net loss for the year      -            -      (269,225)   (269,225)
                    ----------  -----------  -----------  ----------

BALANCES, 12/31/95   8,910,330    1,006,015   (1,186,409)   (180,394)

  Shares issued      9,400,000      235,000           -      235,000

  Net loss for the year     -            -       (68,964)    (68,964)

                    ----------  -----------  -----------   ----------

BALANCES, 12/31/96  18,310,330    1,241,015   (1,255,373)    (14,358)

 Net loss for the year      -            -        (8,115)     (8,115)
                    ----------  -----------  -----------   ----------

BALANCES, 12/31/97  18,310 330  $ 1,241,015  $(1,263,488)  $ (22,473)
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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following schedule sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

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

     On June 26, 1995, the Company issued 400,000 shares to Gary Agron, in lieu of payment of legal fees in the amount of $10,000. The Company relied upon Section 4(2) of the Securities Act of 1933 (the "Act") and the transaction was by the issuer not involving a public offering. All certificates contained a legend which prohibited transfer unless the same were registered or were sold pursuant to an applicable exemption from registration. The Company believed that the purchaser did not need the protection of the Act, because the purchaser was sophisticated and had access to all material information about the Company.

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

3.3 Articles of Amendment to Articles of Incorporation to change the name to Medical Management Systems,
Inc.

10.1           Agreement and Release with Vet Works+ and Willis
               Dearing.

     The following documents are incorporated as filed with the Securities and Exchange Commission on November 13, 1997:

Form 10-Q Quarterly Report for the period ended September 30,
1997.

                            SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of April, 1998.

                         MEDICAL MANAGEMENT SYSTEMS, INC.
                         (Registrant)

                         BY:  /s/ Philip J.  Davis, President
                              Philip J. Davis, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 24th day of April, 1998.


SIGNATURES                    TITLE                    DATE

/s/ Philip J.  Davis
Philip J. Davis               President and a member   May 24, 1998
                              of the Board of Directors


/s/ John C.  Lee
John C. Lee                   Secretary and a member   May 24, 1998
                              of the Board of Directors


/s/ Charles C.  Van Gundy
Charles C.                    Treasurer, Principal     May 24, 1998
  Van Gundy                   Accounting Officer,
                              Chief Financial Officer
                              and a member of the
                              Board of Directors