Form 10-Q/A
period 1997-09-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 1998-06-09
CIK 824104

=================================================================
                           FORM 10-Q/A
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

                              PART I


ITEM 1.   FINANCIAL STATEMENTS.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                             ASSETS

Cash                                    $      472
                                        ----------
Note receivable                              1,500
Total Assets                            $    1,972
                                        ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                      $        -

Loan payable to stockholders                22,376
                                        ----------

Total Liabilities                           22,376

Stockholders Equity
   Preferred stock, 10,000,000
    shares authorized, no par
    value; none issued and
    outstanding                                  -

   Common stock, 40,000,000
    shares authorized, no par
    value; 18,310,330 shares
    issued and outstanding               1,241,015
   Accumulated deficit                  (1,261,419)
                                        ----------

     Total Stockholders' Equity            (20,404)
                                        ----------
Total Liabilities and
    Stockholders' Equity                $    1,972
                                        ==========


         See accompanying notes to financial statements.

(In order to transmit these documents to the SEC via EDGAR, Medical Management Systems, Inc., a development stage enterprise, Statements of Operations have been formatted to fit across two pages. This is page 1 of 2.)

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 1997 and 1996
        and for the Period from Inception as a Development
               Stage Company to September 30, 1997

                         Three          Three          Nine
                         Months         Months         Months
                         1997           1996           1997
                         (Unaudited)    (Unaudited)    (Unaudited)
CONTINUING OPERATIONS
Revenues                 $     -        $     -        $      -
General and administrative
 expenses                     807             -           22,404
                         --------       --------       ---------
 Loss from continuing
  operations                 (807)            -          (22,404)

DISCONTINUED OPERATIONS
Loss on disposal of
 business                      -              -               -
Gain from recovery of
 bad debts                     -              -           10,000
                         --------       --------       ---------
 Income (loss) from
 discontinued operations       -              -           10,000
                         --------       --------       ---------

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM          (807)            -          (12,404)

EXTRAORDINARY ITEM
 Relief of liabilities         -              -            6,358
                         --------       --------       ---------

NET LOSS                 $   (807)      $     -        $  (6,046)
                         ========       ========       =========

         See accompanying notes to financial statements.

                               F-2a

(In order to transmit these documents to the SEC via EDGAR, Medical Management Systems, Inc., a development stage enterprise, Statements of Operations have been formatted to fit across two pages. This is page 2 of 2.)

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
 For the Three and Nine Months Ended September 30, 1997 and 1996
        and for the Period from Inception as a Development
               Stage Company to September 30, 1997

                         Nine           From Inception of
                         Months         Development Stage to
                         1996           September 30, 1997
                         (Unaudited)         (Unaudited)
CONTINUING OPERATIONS
Revenues                 $     -        $     -
General and administrative
 expenses                   8,964         31,368
                         --------       --------
 Loss from continuing
  operations               (8,964)       (31,368)

DISCONTINUED OPERATIONS
Loss on disposal of
 business                 (60,000)       (60,000)
Gain from recovery of
 bad debts                     -          10,000
                         --------       --------
 Income (loss) from
 discontinued operations  (60,000)       (50,000)
                         --------       --------

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM       (68,964)       (81,368)

EXTRAORDINARY ITEM
 Relief of liabilities         -           6,358
                         --------       --------

NET LOSS                 $(68,964)      $(75,010)
                         ========       ========



         See accompanying notes to financial statements.

                               F-2b

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                   (A Development Stage Company
                     STATEMENT OF CASH FLOWS
      For the Nine Months Ended September 30, 1997 and 1996
 and for the Period from Inception as a Development Stage Company to September 30, 1997

                                                             From
                                                             Inception to
                                                             Development
                                                             Stage
                                                             Company to
                                   1997         1996         09/30/97
                                   (Unaudited)  (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATIONS
Net income                         $ (6,046)    $ (68,964)   $ (75,010)
Adjustments to reconcile net loss
 to net cash used by operating
 activities:
(Gain) loss on disposal of business (16,358)       60,000       43,642
Changes in current assets and
liabilities                          (8,000)           -        (8,000)
                                  ---------     ---------    ---------
Net cash used by operations         (30,404)       (8,964)     (39,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of note receivable         8,500            -         8,500
                                  ---------     ---------    ---------
Net cash provided by
  investing activities                8,500            -         8,500
                                  ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties        22,376            -        22,376
                                  ---------     ---------    ---------
Net cash provided by financing
 activities                          22,376            -        22,376
                                  ---------     ---------    ---------
NET INCREASE (DECREASE) IN CASH         472        (8,964)      (8,492)
CASH, Beginning Of Period                -          8,964        8,964
                                  ---------     ---------    ---------
CASH, End Of Period               $     472     $      -     $     472
                                  =========     =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
Settlement of account payable     $   6,358     $      -     $   6,358
                                  =========     =========    =========
Common Stock issued to retire
 notes payable and accrued
 liabilities                      $      -      $ 235,000    $ 235,000
                                  =========     =========    =========



         See accompanying notes to financial statements.

       6         MEDICAL MANAGEMENT SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     Medical Management Systems, Inc. (the "Company") was incorporated as Apache Investments, Inc. in 1987 under the laws of the State of Colorado. In February 1992, the Company commenced its initial principal operations of owning and operating a pet school and kennel in Grand Prairie, Texas. In September 1991, the name of the Company was changed to Dog World, Inc. In June 1993, the Company acquired a veterinary practice in Irving, Texas. In April 1995, substantially all the Company's assets and business operations were sold. The Company subsequently changed its name to Medical Management Systems, Inc. and has been in the development stage since the sale.

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

     The $1,500 note, along with interest accrued at 12%, was paid in full in February 1998.

3.   ADVANCES FROM RELATED PARTIES

     The Company is obligated to two stockholders and directors of the Company for payments they have made form personal funds for Company expenses. The amount $22,376 at September 30, 1997, is payable without interest when the Company has the funds available.
                               F-4

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

          Dated this 31st day of May, 1998.

                              MEDICAL MANAGEMENT SYSTEMS, INC.
                              (the "Registrant")

                              BY:  /s/ Philip J.  Davis,
                                   President and a member of the
                                   Board of Directors


                              BY:  /s/ Charles C. Van Gundy,
                                   Treasurer, Chief Financial
                                   Officer and a member of the
                                   Board of Directors