Form 10-Q
period 1998-03-31
MEDICAL MANAGEMENT SYSTEMS INC
filed 1998-06-11
CIK 824104

=================================================================

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998.


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

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at March 31, 1998 was 18,310,330.

=================================================================

                              PART I


ITEM 1.   FINANCIAL STATEMENTS.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS
                    March 31, 1998 (Unaudited)

                             ASSETS

Cash                                    $      525
                                        ----------
Total Assets                            $      525
                                        ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Advances from related partites         $   26,835

                                        ----------

Total Liabilities                           26,835

Stockholders Equity
   Preferred stock, 10,000,000
    shares authorized, no par
    value; none issued and
    outstanding                                  -
   Common stock, 40,000,000
    shares authorized, no par
    value; 18,310,330 shares
    issued and outstanding               1,241,015
   Accumulated deficit                  (1,267,325)
                                        ----------

     Total Stockholders' Equity            (26,310)
                                        ----------
Total Liabilities and
    Stockholders' Equity                $      525
                                        ==========




         See accompanying notes to financial statements.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 1998 and 1997
        and for the Period from Inception as a Development
                 Stage Company to March 31, 1998

                                                            From Inception
                              Three          Three          of Development
                              Months         Months         Stage to March
                              1998           1997           31, 1998
                              (Unaudited)    (Unaudited)    (Unaudited)
CONTINUING OPERATIONS
Revenues - interest income    $     90       $     -        $      90
General and administrative
 expenses                        3,927         16,920          37,384
                              --------       --------       ---------
 Loss from continuing
  operations                    (3,837)       (16,920)        (37,274)

DISCONTINUED OPERATIONS
Loss on disposal of
 business                           -              -          (60,000)
Gain from recovery of
 bad debts                          -              -           10,000
                              --------       --------       ---------
 Income (loss) from
 discontinued operations            -              -          (50,000)
                              --------       --------       ---------

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM             (3,837)            -          (87,274)

EXTRAORDINARY ITEM
 Relief of liabilities              -              -            6,358
                              --------       --------       ---------

NET LOSS                      $ (3,837)      $     -        $ (80,916)
                              ========       ========       =========











         See accompanying notes to financial statements.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1998 and 1997
        and for the Period from Inception as a Development
                 Stage Company to March 31, 1998

                                                                 From
                                                                 Inception of
                                                                 Development
                                                                 Stage
                                                                 Company to
                                   1998           1997           03/31/98
                                   (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATIONS
Net income                         $ (3,837)      $ (16,920)     $ (80,916)
Adjustments to reconcile net loss
 to net cash used by operating
 activities:
(Gain) loss on disposal of business      -               -          43,642
Changes in current assets and
liabilities                          (1,115)             -          (8,000)
                                  ---------       ---------      ---------
Net cash used by operations          (4,952)        (16,920)       (45,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of note receivable         1,500              -          10,000
                                  ---------       ---------      ---------
Net cash provided by
  investing activities                1,500              -          10,000
                                  ---------       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties         3,526          16,920         26,835
                                  ---------       ---------      ---------
Net cash provided by financing
 activities                           3,526          16,920         26,835
                                  ---------       ---------      ---------
NET INCREASE (DECREASE) IN CASH          74              -          (8,439)

CASH, Beginning Of Period               451              -           8,964
                                  ---------       ---------      ---------
CASH, End Of Period               $     525       $      -       $     525
                                  =========       =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
Settlement of account payable     $      -        $      -       $   6,358
                                  =========       =========      =========
Common Stock issued to retire
 notes payable and accrued
 liabilities                      $      -        $      -       $ 235,000
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

3.   ADVANCES FROM RELATED PARTIES

     The Company is obligated to two stockholders and directors of the Company for payments they have made form personal funds for Company expenses. The amount $26,835 at March 31, 1998, is payable without interest when the Company has the funds available.
                               F-4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITIONS

Results of Operations - (July 30, 1987) through March 31, 1998.

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

Liquidity and Capital Resources.

     The Company has 18,310,330 shares of Common Stock outstanding. The Company has no current operating history and no material assets. The Company has $525.00 in cash as of March 31, 1998.


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