Form 10-Q
period 1998-06-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 1998-08-19
CIK 824104

=================================================================

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998.


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

                     YES [ x ]          NO  [   ]

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at June 30, 1998 was 18,310,330.

=================================================================

                              PART I


ITEM 1.   FINANCIAL STATEMENTS.

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS
                     June 30, 1998 (Unaudited)

                             ASSETS

Cash                                    $      504
                                        ----------
Total Assets                            $      504
                                        ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Accounts payable                       $    1,411
 Advances from related partites             26,835

                                        ----------

Total Liabilities                           28,246

Stockholders Equity
   Preferred stock, 10,000,000
    shares authorized, no par
    value; none issued and
    outstanding                                  -
   Common stock, 40,000,000
    shares authorized, no par
    value; 18,310,330 shares
    issued and outstanding               1,241,015
   Accumulated deficit                  (1,268,757)
                                        ----------

     Total Stockholders' Equity            (27,742)
                                        ----------
Total Liabilities and
    Stockholders' Equity                $      504
                                        ==========

         See accompanying notes to financial statements.

(In order to transmit these documents to the SEC via EDGAR, Medical Management Systems, Inc., a development stage company, Statement of Operations has been formatted to fit across two pages. This is page 1 of 2.)

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
          For the Six Months Ended June 30, 1998 and 1997
        and for the Period from Inception as a Development
                   Stage Company to June 30, 1998

                                 Three        Three
                                 Months       Months       Six Months
                                 1998         1997         1998
                                 (Unaudited)  (Unaudited)  (Unaudited)
CONTINUING OPERATIONS
Revenues - interest income       $     -      $     -      $     90
General and administrative
 expenses                           1,432        4,677        5,359
                                 --------     --------     --------
 Loss from continuing
  operations                       (1,432)      (4,677)      (5,269)

DISCONTINUED OPERATIONS
Loss on disposal of
 business                              -            -            -
Gain from recovery of
 bad debts                             -        10,000           -
                                 --------     --------     --------
 Income (loss) from
 discontinued operations               -        10,000           -
                                 --------     --------     --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                (1,432)       5,323       (5,269)

EXTRAORDINARY ITEM
 Relief of liabilities                 -         6,358           -
                                 --------     --------     --------

NET INCOME (LOSS)                $ (1,432)    $ 11,681     $ (5,269)
                                 ========     ========     ========







         See accompanying notes to financial statements.

                               F-2a

(In order to transmit these documents to the SEC via EDGAR, Medical Management Systems, Inc., a development stage company, Statement of Operations has been formatted to fit across two pages. This is page 2 of 2.)

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
          For the Six Months Ended June 30, 1998 and 1997
        and for the Period from Inception as a Development
                   Stage Company to June 30, 1998

                                                  From Inception of
                                 Six Months       Development Stage to
                                 1998           June 30, 1998
                                 (Unaudited)      (Unaudited)
CONTINUING OPERATIONS
Revenues - interest income       $     -          $      90
General and administrative
 expenses                          21,597            38,796
                                 --------          --------
 Loss from continuing
  operations                      (21,597)          (38,706)

DISCONTINUED OPERATIONS
Loss on disposal of
 business                              -            (60,000)
Gain from recovery of
 bad debts                         10,000            10,000
                                 --------          --------
 Income (loss) from
 discontinued operations           10,000           (50,000)
                                 --------          --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM               (11,597)          (88,706)

EXTRAORDINARY ITEM
 Relief of liabilities              6,358             6,358
                                 --------          --------

NET INCOME (LOSS)                $ (5,239)         $(82,348)
                                 ========          ========







         See accompanying notes to financial statements.

                               F-2b

                 MEDICAL MANAGEMENT SYSTEMS, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1998 and 1997
        and for the Period from Inception as a Development
                  Stage Company to June 30, 1998

                                                             From
                                                             Inception of
                                                             Development
                                                             Stage
                                                             Company to
                                   1998         1997         06/30/98
                                   (Unaudited)  (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATIONS
Net income                         $ (5,269)    $ (5,239)   $  (82,348)
Adjustments to reconcile net loss
 to net cash used by operating
 activities:
(Gain) loss on disposal of business      -             -        43,642
Changes in current assets and
liabilities                             296       (22,343)      (6,589)
                                  ---------     ---------    ---------
Net cash used by operations          (4,973)      (27,582)     (45,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of note receivable         1,500         8,500       10,000
                                  ---------     ---------    ---------
Net cash provided by
  investing activities                1,500         8,500       10,000
                                  ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties         3,526        19,575       26,835
                                  ---------     ---------    ---------
Net cash provided by financing
 activities                           3,526        19,575       26,835
                                  ---------     ---------    ---------
NET INCREASE (DECREASE) IN CASH          53           493       (8,460)

CASH, Beginning Of Period               451            -         8,964
                                  ---------     ---------    ---------
CASH, End Of Period               $     504     $     493    $     504
                                  =========     =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
Settlement of account payable     $      -      $      -     $   6,358
                                  =========     =========    =========
Common Stock issued to retire
 notes payable and accrued
 liabilities                      $      -      $ 235,000   $ 235,000
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

3.   ADVANCES FROM RELATED PARTIES

     The Company is obligated to two stockholders and directors of the Company for payments they have made form personal funds for Company expenses. The amount $26,835 at June 30, 1998, is payable without interest when the Company has the funds available.
                               F-4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITIONS

Results of Operations - (July 30, 1987) through June 30, 1998.

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

Liquidity and Capital Resources.

     The Company has 18,310,330 shares of Common Stock outstanding. The Company has no current operating history and no material assets. The Company has $504.00 in cash as of June 30, 1998.


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

          Dated this 18th day of August, 1998.

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