Form 10-Q
period 1998-09-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 1998-11-13
CIK 824104

=================================================================

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998.


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

                  YES [ x ]          NO  [   ]

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at September 30, 1998 was 18,310,330.

=================================================================

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                 Medical Management Systems, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET
                  September 30, 1998 (Unaudited)

                              ASSETS

Cash                                              $      484
                                                  ----------
Total Assets                                      $      484
                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable                                $      127
  Advances from related parties                       33,449
                                                  ----------
    Total Liabilities                                 33,576


Stockholders' Equity
  Preferred stock, 10,000,000 shares
    authorized, no par value; none
    issued and outstanding                                -
   Common stock, 40,000,000 shares
    authorized, no par value;
    18,310,330 shares issued and
    outstanding                                    1,241,015

Accumulated deficit                               (1,274,107)
                                                  ----------
  Total Stockholders' Equity                         (33,092)
                                                  ----------
  Total Liabilities and
   Stockholders' Equity                           $      484
                                                  ==========


                   Medical Management Systems, Inc.
                    (A Development Stage Company)
                       STATEMENT OF OPERATIONS
   For the Three and Nine Months Ended September 30, 1998 and 1997
         and the Period From Inception as a Development Stage
                    Company to September 30, 1998

                                                                   From
                                                                   Inception of
                   Three       Three       Nine        Nine        Development
                   Months      Months      Months      Months      Stage to
                   1998        1997        1998        1998        09/30/98
                   (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
CONTINUING OPERATIONS
  Revenues         $      -    $    -      $      90   $      -    $      90
  General and
   administrative
   expenses            5,350       807        10,709      22,404      44,146
                   ---------   -------     ---------   ---------   ---------
    Loss from continuing
     operations       (5,350)     (807)      (10,619)    (22,404)    (44,056)

DISCONTINUED OPERATIONS
  Loss on disposal of
   business               -         -             -           -      (60,000)
  Gain from recovery of
   bad debts              -         -             -       10,000      10,000
                   ---------   -------     ---------   ---------   ---------
  Income (loss) from
   discontinued
   operations             -         -             -       10,000     (50,000)
                   ---------   -------     ---------   ---------   ---------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM  (5,350)     (807)      (10,619)    (12,404)    (94,056)

EXTRAORDINARY ITEM
  Relief of liabilities   -         -             -        6,358       6,358
                   ---------   -------     ---------   ---------   ---------
NET LOSS           $  (5,350)  $  (807)    $ (10,619)  $  (6,046)  $ (87,698)
                   =========   =======     =========   =========   =========

                   Medical Management Systems, Inc.
                    (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
        For the Nine Months Ended September 30, 1998 and 1997
   and For the Period From Inception as a Development Stage Company
                        to September 30, 1998

                                                                 From Inception
                                                                 of Development
                                                                 Stage Company
                                   1998          1997            to 09/30/98
                                   (Unaudited)   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATIONS
  Net loss                         $ (10,619)     $  (6,046)     $ (878,698)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
   (Gain) loss on disposal of business    -         (16,358)         43,642
  Changes in current assets
   and liabilities                      (989)        (8,000)         (7,578)
                                   ---------      ---------      ----------
    Net cash used by operating
     activities                      (11,608)       (30,404)        (51,634)

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of note receivable        1,500          8,500          10,000
                                   ---------      ---------      ----------
   Net cash provided by
    investing activities               1,500          8,500          10,000
                                   ---------      ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Advances from related parties        10,140         22,376          33,449
                                   ---------      ---------      ----------
  Net cash provided by
   financing activities               10,140         22,376          33,449
                                   ---------      ---------      ----------
NET INCREASE (DECREASE) IN CASH           32            472          (8,480)

CASH, beginning of period                451             -            8,964
                                   ---------      ---------      ----------
CASH, end of period                $     483      $     472      $      484
                                   =========      =========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Settlement of account payable    $      -       $   6,358      $    6,358
                                   =========      =========      ==========
  Common stock issued to retire
   notes payable and accrued
   liabilities                     $      -       $      -       $  235,000
                                   =========      =========      ==========

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

     The Company currently has no business operations and intends to actively seek, locate, evaluate, structure and complete mergers or acquisitions of private companies, partnerships or sole proprietorships.

2. OTHER INCOME AND NOTE RECEIVABLES

     On May 7, 1997, the Company reached an agreement with a director of the Company whereby the director agreed to pay $8,500 in cash along with a promissory note for $1,500 in settlement of a dispute involving the sale of Company assets in April 1995. In addition, the director agreed to surrender options granted him to acquire 985,333 shared of the Company's common stock, execute a Consent of Directors previously executed by all other directors, transfer 25,000 shares of common stock to another officer and director and release the Company from all claims, demands and obligations. The Company accepted the cash and note in satisfaction of a $60,000 note due from the director which had been written off and recorded as a loss in its financial statements for the year ended December 31, 1996.

     The Company used $8,000 of the cash received to settle an outstanding trade payable. The difference between the amount that had been due, $14,358, and the amount paid has been recognized as income from relief of indebtness.

     The $1,500 note, along with interest accrued at 12%, was paid in full in February 1998.

3. ADVANCES FROM RELATED PARTIES

     The Company is obligated to two stockholders and directors of the Company for payments they have made from personal funds for Company expenses. The amount, $33,449 at September 30, 1998, is payable without interest when the Company has the funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITIONS

Results of Operations - (July 30, 1987) through September 30, 1998.

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

Liquidity and Capital Resources.

     The Company has 18,310,330 shares of Common Stock outstanding. The Company has no current operating history and no material assets. The Company has $484.00 in cash as of September 30, 1998.


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


ITEM 5.  OTHER INFORMATION.

On October 28, 1998, the Company issued 3,344,934 restricted shares of Common Stock to Philip J. Davis in consideration of cash advances to the Company in the amount of $16,724.67 and 3,344,934 restricted shares of Common Stock to John C. Lee in consideration of cash advances to the Company in the amount of $16,724.67. The foregoing shares were issued pursuant to Sectin 4(2) of the Securities Act of 1933.

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

          Dated this 12th day of November, 1998.

                              MEDICAL MANAGEMENT SYSTEMS, INC.
                              (the "Registrant")



                              BY:  /s/ Chares C.  Van Gundy,
                                   Chief Financial Officer and a
                                   member of the Board of Directors