Form 10-K
period 1998-12-31
MEDICAL MANAGEMENT SYSTEMS INC
filed 1999-04-06
CIK 824104

                                             FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - December 31, 1998
          OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding each of the Registrant's classes of Common Stock, as of December 31, 1998 was 25,000,198.

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

     On October 15, 1998, the Company issued 3,334,934 shares of Common Stock to Philip J. Davis in consideration of cash advances to the Company in the amount of $16,724.67 and 3,334,934 shares of Common Stock to John C. Lee in consideration of cash advances to the Company in the amount of $16,724.67.

     On January 19, 1999, the Company reverse split its shares on a one-for one hundred basis.

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

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. $36,657 related to legal, accounting, transfer fees, travel and other miscellaneous expenses were paid by Philip J. Davis and John C. Lee, officers, directors and shareholders of the Company. Messrs. Davis and Lee were issued 6,689,868 shares of Common Stock in consideration of $33,449 of the foregoing. Messrs. Davis and Lee anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates. Messrs. Davis and Lee anticipate funding such expenses until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

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

Year 2000

     The Company has reviewed its internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or results of operations of the Company.

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

Employees.

     The Company currently has no employees other than certain of its Officers and Directors. See "Management." Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.


ITEM 2.   PROPERTIES.

     The Company owns no real property.


ITEM 3.   LEGAL PROCEEDINGS.

     No material legal proceedings are pending to which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 19, 1999, the shareholders of the Company voted to approve a reverse split the outstanding shares of Common Stock on a one-for-one hundred basis.


                               PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol MMGS. The table shows the high and low bid of Registrant's Common Stock since November 3, 1998, when the Registrant's securities began trading.

          Quarter Ended                  BID
     1998                          High      Low

          Fourth Quarter           0.00      0.00


     As of December 31, 1998, the Company has 92 holders of record of its Common Stock.

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

Statement of Operations and Accumulated Deficit Data:

                    1998      1997      1996      1995      1994
Income Statement:
  Income               $    90   $      -   $      -   $       -   $       -
  Operating Expenses   $ 14,262  $  24,473  $   8,964  $  102,098  $       -
  Loss from Continuing
    Operations         $(14,172) $ (24,473) $  (8,964) $ (102,098) $       -
  Net Loss             $(14,172) $  (8,115) $ (68,964) $ (269,225) $ (363,625)
  Net Loss from
   Continuing Operations
   per share           $  (0.07) $   (0.13) $   (0.05) $    (1.14) $       -
  Net Loss per share   $  (0.07) $   (0.04) $   (0.39) $    (3.02) $   (4.03)

Balance Sheet Data:
  Working Capital      $     12  $     836  $ (14,358) $  (90,394) $   (3,338)
  Total Assets         $     12  $   1,951  $      -   $   68,964  $  343,330
  Long-term debt       $     -   $      -   $      -   $  150,000  $  127,000
  Shareholders'
   Equity (deficit)    $ (3,196) $ (22,473) $ (14,358) $ (180,394) $   88,831

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Through December 31, 1998.

     There have been no operations since April 1995 when the Company sold substantially all of its assets in pet care and veterinary services. Since April 1995, the Company has been basically dormant; except the Company incurred $14,262 of expenses in 1998 for legal and accounting costs and $24,473 of expenses in 1997, primarily for legal and accounting costs associated with filing its Form 10; $8,964 in 1996 for various administrative expenses and $102,098 in 1995 for costs incurred subsequent to the disposal of the business in an initial effort to enter other business ventures. The Company's expenses in 1997 and 1998 were funded by advanced from shareholders.

     The Company expenses in 1998 were funded by advances from shareholders. During October 1998, 6,689,868 shares of Common Stock were issued to two shareholders in consideration of $33,449 of the advances. The balance, $3,208 at December 31, 1998 is payable without interest when the Company has funds available. On January 19, 1999, the Company reverse split its shares on a one-for-one hundred basis, which is not reflected herein.

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

Liquidity and Capital Resources.

     The Company had 25,000,198 shares of Common Stock outstanding on December 31, 1998. The foregoing does not reflect a one-for-one hundred reverse stock split occurred on January 19, 1999. The Company has no current operating history and no material assets. The Company has $12 in cash as of December 31, 1998.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.













            FINANCIAL STATEMENTS BEGIN ON FOLLOWING PAGE.

                       HEIN + ASSOCIATES LLP
            Certified Public Accountants and Consultants
          with offices in Denver, Houston and Los Angeles
            Telephone (972) 458-2296 Fax (972) 788-4943
                    12770 Coit Road, Suite 1150
                        Dallas, Texas 75251

                    INDEPENDENT AUDITOR'S REPORT

Board of Directors
Medical Management Systems, Inc.
Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Medical Management Systems, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Management Systems, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

/s/ Hein + Associates LLP
Hein + Associates LLP
Dallas, Texas
March 25, 1999

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEET

                               ASSETS

                                             December 31,
                                        1998           1997
CURRENT ASSETS:
  Cash and interest bearing accounts    $      12      $     451
  Note receivable                              -           1,500
                                        ---------      ---------
     Total assets                       $      12      $   1,951
                                        =========      =========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES -
  Trade accounts payable                $      -       $    1,115

ADVANCES FROM RELATED PARTIES               3,208          23,309

STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value;
   10,000,000 shares authorized,
   none issued and outstanding                 -               -

  Common stock, no par value;
   40,000,000 shares authorized;
   250,002 and 183,103 shares
   issued and outstanding at
   December 31, 1998 and 1997,
   respectively                          1,274,464      1,241,015
  Accumulated deficit                   (1,277,660)    (1,263,488)
                                        ----------     ----------
     Total stockholders' deficit            (3,196)       (22,473)
                                        ----------     ----------
     Total liabilities and
       stockholders' deficit            $       12     $    1,951
                                        ==========     ==========









       See accompanying notes to these financial statements.

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Years Ended
                                           December 31,
                              1998           1997           1996
REVENUES                      $     90       $     -        $     -

GENERAL AND ADMINISTRATIVE
 EXPENSES                       14,262         24,473          8,964
                              --------       --------       --------
  Loss from continuing
   operations                  (14,172)       (24,473)        (8,964)

DISCONTINUED OPERATIONS:
  Loss from operations              -              -              -
  Gain (loss) on disposal
   of business                      -          16,358        (60,000)
                              --------       --------       --------
Income (loss) from
 discontinued operations            -          16,358        (60,000)
                              --------       --------       --------
NET LOSS                      $(14,172)      $ (8,115)      $(68,964)
                              ========       ========       ========

LOSS PER SHARE (Basic and Diluted):
  Continuing operations       $  (0.07)      $  (0.13)      $  (0.05)
                              ========       ========       ========
  Net loss                    $  (0.07)      $  (0.04)      $  (0.39)
                              ========       ========       ========
WEIGHTED AVERAGE SHARES        197,041        183,103        175,269
                              ========       ========       ========











       See accompanying notes to these financial statements.

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

   For the Period From January 1, 1996 through December 31, 1998

                         Common Stock              Accumulated
                    Shares         Amount          Deficit        Total
BALANCES,
 January 1, 1996     89,103         1,006,015      (1,186,409)    (180,394)

 Shares issued       94,000           235,000              -       235,000

 Net loss
  for the year           -                 -          (68,964)     (68,964)

                    -------        ----------     -----------    ---------
BALANCES,
 December 31, 1996  183,103         1,241,015      (1,255,373)     (14,358)
 Net loss
  for the year           -                 -           (8,115)      (8,115)
                    -------        ----------     -----------    ---------

BALANCES,
 December 31, 1997  183,103         1,241,015      (1,263,488)     (22,473)

 Shares issued       66,899            33,449              -        33,449
 Net loss
  for the year           -                 -          (14,172)     (14,172)
                    -------        ----------     -----------    ---------
BALANCES,
 December 31, 1998  250,002        $1,274,464     $(1,277,660)   $  (3,196)
                    =======        ==========     ===========    =========



















       See accompanying notes to these financial statements.

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the Years Ended
                                                  December 31,
                                        1998         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $ (14,172)   $  (8,115)   $ (68,964)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
  (Gain) loss on disposal of business          -       (16,358)      60,000
  Changes in current
    assets and liabilities                 (1,115)      (6,885)          -

                                        ---------    ---------    ---------
 Net cash used by operating activities    (15,287)     (31,358)      (8,964)

CASH FLOWS FROM INVESTING ACTIVITIES -
  Collection of note receivable             1,500        8,500           -


CASH FLOWS FROM FINANCING ACTIVITIES -
  Advances from related parties            13,348       23,309           -

                                        ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH              (439)         451       (8,964)

CASH, beginning of year                       451           -         8,964
                                        ---------    ---------    ---------

CASH, end of year                       $      12    $     451    $      -
                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Settlement of account payable         $      -     $   6,358    $      -

                                        =========    =========    =========
  Common stock issued to retire notes
   payable and accrued liabilities      $      -     $      -     $ 235,000
                                        =========    =========    =========
  Common stock issued to retire loans
   from related parties                 $  33,449    $      -     $      -
                                        =========    =========    =========















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

Net Loss per Common Share
Net loss per common share is based upon the weighted average number of outstanding common shares. Warrants and options are not considered in the computation as their effect would be anti-dilutive. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, for the 1997 and prior financial statements. This new accounting standard established new rules for the calculation of earnings or loss per share, but it had no effect on the Company's financial statements for any year presented.

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

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reverse Stock Split
In January 1999, the Company's stockholders approved a 100 to 1 reverse stock split. The Company's authorized shares and stated capital remained unchanged. The accompanying financial statements and footnotes have been restated to reflect the reverse split from the earliest period presented.

Continuation as a Going Concern
The Company currently has no business operations or assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are to search for a viable merger or acquisition candidate.

2.   Sale of Business Operations

On April 1, 1995, the Company sold substantially all of its assets to a former director of the Company in exchange for the following: (1) $100,000 of cash; (2) a non-interest bearing note with payments scheduled to begin in December 1995 over 60 months in the total amount of $60,000 to $120,000, depending on monthly sales of the disposed business; and (3) assumption of lease obligations totaling approximately $60,000. In addition, the sale agreement provided that the purchaser would continue to be considered an employee under the Incentive Stock Option Agreement (see Note 4) for a period of ten years, which would enable him to retain his stock options. The Company recorded the sale in 1995 based upon the minimum amount due on the note of $60,000, which resulted in a loss on disposal of $80,030. No payments had been received on the note as of December 31, 1996 and it was fully reserved at that time. The provision for loss on the note of $60,000 was recorded as an additional loss on disposal in the 1996 statement of operations.

On May 7, 1997, the Company reached an agreement whereby the former director agreed to pay $8,500 in cash along with a promissory note for $1,500 in settlement of a dispute involving the sale of the Company's assets in April 1995. In addition, the former director agreed to surrender options granted him to acquire 9,853 shares of the Company's common stock, and release the Company from all claims, demands and obligations. The promissory note was paid in full in February 1998.

In addition, in 1997 the Company settled certain liabilities applicable to the sold assets at less than the recorded amount and recognized income of $6,358 related to the transaction.

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Related Party Transactions

The Company is obligated to two stockholders and directors of the Company for advances they have made from personal funds to pay Company expenses. During October 1998, 66,899 shares of common stock were issued to the two stockholders in consideration for $33,449 of the advances. The remaining balance, $3,208 at December 31, 1998 is payable without interest when the Company has funds available.

4.   Stockholders' Equity

In 1996, the Company issued 94,000 shares to satisfy $150,000 of debt and $85,000 of accrued liabilities.

The Company has an Incentive Stock Plan, under which 16,533 shares of the Company's common stock may be granted to employees. Options granted are to be exercisable at current market value at the time of grant over a period not to exceed ten years. Pursuant to the Plan, in 1994 the Company granted options to purchase a total of 16,083 shares at $.30 per share to four directors of the Company. In 1996, 6,500 of the options were canceled upon resignation of three of the directors. The remaining 9,583 options were canceled in 1997 as described in Note
2.  There are no options outstanding at December 31, 1998 and 1997.

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


                               PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

     The officers and directors of the Company are as follows:

Philip J. Davis           42       President and a member of the Board
                                   of Directors

John C. Lee               43       Secretary and a member of the Board
                                   of Directors

Charles C. Van Gundy      46       Treasurer and a member of the Board
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

Charles C. Van Gundy - Treasurer and a member of the Board of
Directors.

     Mr. Van Gundy is Treasurer and a member of the Board of Directors of the Company, since August 1996. From January 1992 to August 1997, Mr. Van Gundy was an employed by U. S. Pawn, Inc., Denver, Colorado, a NASDAQ traded public company, in various accounting positions and ultimately as its Vice President of Finance and Chief Financial Officer, Secretary/Treasurer and a member of the Board of Directors. Since November 1997, Mr. Van Gundy has served as the President, Chief Executive Officer and a member of the Board of Directors of U.S. Pawn, Inc. From November 1995 to May 1997, Mr. Van Gundy was Treasurer and a member of the Board of Directors of Lahaina Acquisitions, Inc., a Colorado corporation which was formed for the purpose of acquiring or merging with an existing operating entity. Lahaina's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in August 1996. On May 27, 1997, Mr. Van Gundy resigned the foregoing positions when he sold 16,667 shares of a total of 20,000 shares owned by him to a third party. From 1982 to January 1992, Mr. Van Gundy served as an accounting officer for various mutual fund, high technology and economic redevelopment organizations. Mr. Van Gundy holds a Bachelor of Science degree in accounting and finance from Metropolitan State College of Denver (1979), and subsequently studied law at the University of San Diego School of Law until 1981.

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

Name and address    Number of                          Percent
of owner            Shares    Position                 of Class

Philip J. Davis     6,864,132 President and a member   27.45%
5459 South Iris Street        of the Board of Directors
Littleton, CO 80123

John C. Lee [2]     6,619,934 Secretary and a member   26.48%
5410 E. Long Place            of the Board of Directors
Littleton, CO 80122

Charles C.
  Van Gundy [3]     3,275,000 Treasurer and a member   13.11%
210 Dawson Drive              of the Board of Directors
Castle Rock, CO 80104

All officers and    16,759,066                         67.04%
directors as a
group (3 persons)

Jack Daugherty      2,087,835                           8.35%
1600 West 7th Street
Fort Worth, TX 76012

      The foregoing does not give effect to a one-for-one hundred reverse stock split which occurred on January 19, 1999


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

     On June 26, 1995, the Company issued 6,000,000 shares to Jack R. Daugherty, a former officer and director of the Company, in lieu of payment of loan in the amount of $150,000 due to Mr. Daugherty. The Company relied upon Section 4(2) of the Securities Act of 1933 (the "Act") and the transaction was by the issuer not involving a public offering. All certificates contained a legend which prohibited transfer unless the same were registered or were sold pursuant to an applicable exemption from registration. The Company believed that the purchaser did not need the protection of the Act, because the purchaser was sophisticated and had access to all material information about the Company.

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

     On October 15, 1998, the Company issued 3,344,934 shares of Common Stock to Philip J. Davis in consideration of cash advances to the Company of $16,724.67 and 3,344,934 shares of Common Stock to John C. Lee in consideration of cash advances to the Company in the amount of $16,724.67.

     On January 19, 1999, the Company reverse split its Common Stock on a one-for-one hundred basis. The foregoing reverse stock split is not reflected in the figures contained in this Form 10-K.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed for the period ended
     December 31, 1998.

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

3.3 Articles of Amendment to Articles of Incorporation to change the name to Medical Management Systems, Inc.

10.1           Agreement and Release with Vet Works+ and Willis
               Dearing.

     The following documents are incorporated herein:

27             Financial Data Schedule.

                            SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of April, 1999.

                         MEDICAL MANAGEMENT SYSTEMS, INC.
                         (Registrant)

                         BY:  /s/ Philip J. Davis
                              Philip J. Davis, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 5th day of April, 1999.


SIGNATURES                    TITLE                    DATE

/s/ Philip J. Davis
Philip J. Davis               President and a member   April 5, 1999
                              of the Board of Directors


/s/ John C. Lee
John C. Lee                   Secretary and a member   April 5, 1999
                              of the Board of Directors


/s/ Charles C. Van Gundy      Treasurer, Principal     April 5, 1999
Charles C.                    Accounting Officer,
 Van Gundy                    Chief Financial Officer
                              and a member of the
                              Board of Directors