Form 10QSB
period 1999-03-31
MEDICAL MANAGEMENT SYSTEMS INC
filed 1999-05-14
CIK 824104

-----------------------------------------------------------------
-----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549
               ----------------------------------
                            FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF        THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

                  ------------------------------
                   Commission file number 0-29462
                  ------------------------------

                  MEDICAL MANAGEMENT SYSTEMS, INC.
     (Exact name of Registrant as specified in its charter.)

COLORADO                                95-4121451
(State of other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)

                      5459 South Iris Street
                    Littleton, Colorado   80123
  (Address of principal executive offices, including zip code.)

                          (303) 932-9998
       Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES [ x ]            NO [   ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at March 31, 1999 was 250,002 shares.


-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                  MEDICAL MANAGEMENT SYSTEMS, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                     March 31, 1999 (Unaudited)


                               ASSETS

Cash                                              $         -
                                                  ------------
Total Assets                                      $         -
                                                  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Accounts payable                                 $      7,276
 Advances from related parties                           3,208
                                                  ------------
Total Liabilities                                       10,484

Stockholders' Equity
 Preferred stock, 10,000,000 shares
  authorized, no par value; none
  issued and outstanding                                    -
 Common stock; 40,000,000 shares
  authorized, no par value;
  250,002 shares issued and
  outstanding                                        1,274,464
 Accumulated deficit                                (1,284,948)
                                                  ------------
Total Stockholders' Equity                             (10,484)
                                                  ------------
Total Liabilities and Stockholders' Equity        $         -
                                                  ============

                  MEDICAL MANAGEMENT SYSTEMS, INC
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS
         For the Three Months Ended March 31, 1999 and 1998
      and For the Period From Inception as a Development Stage
                     Company to March 31, 1999

                                                       From Inception
                                                       of Development
                         Three Months   Three Months   Stage to
                         1999           1998           March 31, 1999
                         (Unaudited)    (Unaudited)    (Unaudited)
CONTINUING OPERATIONS
 Revenues                $     -        $     90       $      90
 General and administrative
  expenses                  7,288          3,927          54,987
                         --------       --------       ---------
Loss from continuing
 operations                (7,288)        (3,837)        (54,897)

DISCONTINUED OPERATIONS
 Loss on disposal of
  business                     -              -          (60,000)
 Gain from recovery of
  bad debts                    -              -           10,000
                         --------       --------       ---------
Income (loss) from
 discontinued operations   (7,288)        (3,837)       (104,897)

EXTRAORDINARY ITEM
 Relief of liabilities         -              -            6,358
                         --------       --------       ---------
NET LOSS                 $ (7,288)      $ (3,837)      $ (98,539)
                         ========       ========       =========

                  MEDICAL MANAGEMENT SYSTEMS, INC.
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998
  and For the Period From Inception as a Development Stage Company
                         to March 31, 1999

                                                       From Inception
                                                       of Development
                         Three Months   Three Months   Stage to
                         1999           1998           March 31, 1999
                         (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATIONS
 Net loss                $ (7,288)      $ (3,837)      $ (98,539)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
 (Gain) loss on disposal of
  business                     -                          43,642
 Changes in current assets
  and liabilities           7,276         (1,116)           (742)
                         --------       --------       ---------
Net cash provided (used) by
 operating activities         (12)        (4,953)        (55,621)

CASH FLOWS FORM INVESTING
ACTIVITIES
 Collection of note
  receivable                               1,500          10,000
                         --------       --------       ---------
Net cash provided by investing
 activities                                1,500          10,000

CASH FLOWS FROM FINANCING
ACTIVITIES
 Advances from related parties             3,527          36,657
                         --------       --------       ---------

Net cash provided by financing
 activities                                3,527          36,657
                         --------       --------       ---------
NET INCREASE (DECREASE) IN
CASH                          (12)            74          (8,964)

CASH, beginning of period      12            451           8,964
                         --------       --------       ---------
CASH, end of period      $     -        $    525       $      -
                         ========       ========       =========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Common stock issued to
  retire loans from
  related parties        $     -        $     -        $      -
                         ========       ========       =========
 Settlement of account
  payable                $     -        $     -        $   6,358
                         ========       ========       =========
 Common stock issued to retire
  notes payable and accrued
 liabilities             $     -        $     -        $ 235,000
                         ========       ========       =========

                  MEDICAL MANAGEMENT SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Medical Management Systems, Inc. (the "Company") was incorporated as Apache Investments. Inc. in 1987 under the laws of the State of Colorado, In February 1992, the Company commenced its initial principal operations of owning and operating a pet school and kennel in Grand
Prairie, Texas.   In September 1991, the name of the Company was
changed to Dog World, Inc. In June 1993, the Company acquired a veterinary practice in Irving, Texas. In April 1995, substantially all the Company's assets and business operations were sold. The Company subsequently changed its name to Medical Management Systems. Inc. and has been in the development stage since the sale.

The Company currently has no business operations and intends to actively seek, locate. evaluate, structure and complete mergers or acquisitions of private companies, partnerships or sole proprietorships.

2.   OTHER INCOME AND NOTE RECEIVABLE

On May 7. 1997, the Company reached an agreement with a director of the Company whereby the director agreed to pay $8,500 in cash along with a promissory note for $1,500 in settlement of a dispute involving the sale of Company assets in April 1995. In addition, the director agreed to surrender options granted him to acquire 985,333 shares of the Company's common stock, execute a Consent of Directors previously executed by all other directors, transfer 25,000 shares of common stock to another officer and director and release the Company from all claims. demands and obligations. The Company accepted the cash and note in satisfaction of a $60,000 note due from the director which had been written off and recorded as a loss in its financial statements for the year ended December 31. 1996

The Company used $8,000 of the cash received to settle an outstanding trade payable. The difference between the amount that had been due, $14,358, and the amount paid has been recognized as income from relief of indebtness.

The $1,500 note, along with interest accrued at 12% was paid in full in February 1998.

3. RELATED PARTY TRANSACTIONS

On October 15, 1998 the Company issued 3,344,934 shares of its common stock to each of two stockholders and directors of the Company in consideration of cash advances made to the Company prior to that date. Total shares issued amounted to 6,689,868 shares at $.005 per share for the advances of $33.449.

                  MEDICAL MANAGEMENT SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS. . . continued

The Company is obligated to the two stockholders and directors of the Company for payments they have made from personal funds subsequent to October 15, 1998 for Company expenses. The amount, $3,208 at March 31, 1999, is payable without interest when the Company has the funds available.

4.   REVERSE STOCK SPLIT

In January 1999, the Company's stockholders approved a 100 to 1 reverse stock split. The Company's authorized shares and stated capital remain unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Through March 31, 1999.

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

     The Company is obligated to the two stockholders and directors of the Company for payments they have made from personal funds subsequent to October 15, 1998 for Company expenses. The amount, $3,208 at March 31, 1999, is payable without interest when the Company has the funds available.

Liquidity and Capital Resources.

     On January 19, 1999, the Comapny's stockholders approved a 100-for-1 reverse stock split. The Company's authorized shares and stated capital remain unchanged. The Company has no current operating history and no material assets. The Company has $-0- in cash as of March 31, 1999.

                             PART II.

Item 1.   Legal Proceedings.

     There are no material legal proceedings commenced or maintained by, or against, the Registrant.

Item 2.   Changes in Securities.

     There are no material legal proceedings commenced or maintained by, or against, the Registrant.

Item 3.   Defaults Upon Senior Securities.

     The Registrants has no debt securities outstanding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     In January 1999, the Company's stockholders approved a 100 to 1 reverse stock split. The Company's authorized shares and stated capital remain unchanged.

Item 5.   Other Information.

     There is no other material information.

Item 6.   Exhibits and Reports on Form 8-K.

(e)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March
31, 1999.

(f)  Exhibits.

EXHIBIT INDEX

Exhibit
  No.          Description.

  27      Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of May, 1999.


                              MEDICAL MANAGEMENT SYSTEMS, INC.
                              (the "Registrant")

                              BY:  /s/ Philip J.  Davis
                                   Philip J. Davis
                                   President, Treasurer and member of
                                   the Board of Directors