Form 10-Q
period 1999-06-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 1999-08-12
CIK 824104

-----------------------------------------------------------------
-----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549
               ----------------------------------

                            FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999.

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

                    YES [ x ]            NO [   ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at June 30, 1999 was 250,002 shares.


-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.


                  MEDICAL MANAGEMENT SYSTEMS, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                     June 30, 1999 (Unaudited)

                               ASSETS
Cash                                         $         -
                                             ------------
   Total Assets                              $          0
                                             ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Accounts payable                            $      3,058
 Salaries & bonuses payable                       300,000
 Advances from related parties                      7,978
                                             ------------
      Total Liabilities                           311,036

Stockholders' Equity
 Preferred stock, 10,000,000 shares
  authorized, no par value; none
  issued and outstanding                               -
 Common stock, 40,000,000 shares
  authorized, no par value; 250,002
  shares issued and outstanding                 1,274,464
 Accumulated deficit                           (1,585,500)
                                             ------------
      Total Stockholders' Equity                 (311,036)
                                             ------------
Total Liabilities and Stockholders' Equity   $          0
                                             ============


                  MEDICAL MANAGEMENT SYSTEMS, INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1999 and 1998
      and For the Period From Inception as a Development Stage
                      Company to June 30, 1999

                         Three Months   Three Months   Six Months
                         1999           1998           1999
                         (Unaudited)    (Unaudited)    (Unaudited)
CONTINUING OPERATIONS
 Revenues                $       -      $     -        $       -
 General and administrative
  expenses                  300,552        1,432          307,840
                         ----------     --------       ----------
Loss from continuing
 operations                (300,552)      (1,432)        (307,840)

DISCONTINUED OPERATIONS
 Loss on disposal of \
  business                       -            -                -
 Gain from recovery of
  bad debts                      -            -                -
                         ----------     --------       ----------
Income (loss) from
discontinued operations          -            -                -
                         ----------     --------       ----------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM         (300,552)      (1,432)        (307,840)

EXTRAORDINARY ITEM
 Relief of liabilities           -            -                -
                         ----------     --------       ----------
NET INCOME (LOSS)        $ (300,552)    $ (1,432)      $ (307,840)
                         ==========     ========       ==========


















                                2-a

                  MEDICAL MANAGEMENT SYSTEMS, INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1999 and 1998
      and For the Period From Inception as a Development Stage
                      Company to June 30, 1999

                                             From Inception
                              Six Months     Development Stage to
                              1998           June 30, 1998
                              (Unaudited)    (Unaudited)
CONTINUING OPERATIONS
 Revenues                     $       90          $       90
 General and administrative
  expenses                         5,359             355,539
                              ----------          ----------
Loss from continuing
 operations                       (5,269)           (355,449)

DISCONTINUED OPERATIONS
 Loss on disposal of
  business                            -              (60,000)
 Gain from recovery of
  bad debts                           -               10,000
                              ----------          ----------
Income (loss) from
discontinued operations               -              (50,000)
                              ----------          ----------
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                (5,269)           (405,448)

EXTRAORDINARY ITEM
 Relief of liabilities                -                6,358
                              ----------          ----------
NET INCOME (LOSS)             $   (5,269)         $ (399,091)
                              ==========          ==========

















                                 2-b 5
                  MEDICAL MANAGEMENT SYSTEMS, INC.
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
          For the Six Months Ended June 30, 1999 and 1998
  and For the Period From Inception as a Development Stage Company
                          to June 30, 1999

                                                       From Inception
                                                       of Development
                                                       Stage Company
                         1999           1998           to 06/30/99
                         (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATIONS
 Net loss                $ (307,840)    $ (5,269)      $ (399,091)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
   (Gain) loss on disposal
    of business                  -            -            43,642
   Changes in current assets
    and liabilities         303,058          296          295,058
                         ----------     --------       ----------
Net cash used by
 operating activities        (4,782)      (4,973)         (60,391)

CASH FLOWS FROM INVESTING
ACTIVITIES
 Collection of note
  receivable                     -         1,500           10,000
                         ----------     --------       ----------
Net cash provided by
 investing activities            -         1,500           10,000

CASH FLOWS FROM FINANCING
ACTIVITIES
 Advances from related
  parties                     4,770        3,526           41,427
                         ----------     --------       ----------
Net cash provided by
 financing activities         4,770        3,526           41,427
                         ----------     --------       ----------
NET INCREASE (DECREASE)
IN CASH                         (12)          53           (8,964)
CASH, beginning
 of period                       12          451            8,964
                         ----------     --------       ----------
CASH, end of period      $        0     $    504       $        0
                         ==========     ========       ==========
SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
 Settlement of account
  payable                $       -      $     -        $    6,358
                         ==========     ========       ==========
Common stock issued to
 retire notes payable and
 accrued liabilities     $       -      $     -        $  235,000
                         ==========     ========       ==========

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

3. RELATED PARTY TRANSACTION

On October 15, 1998 the Company issued 3,344,934 shares of its common stock to each of two stockholders and directors of the Company in consideration of cash advances made to the Company prior to that date. Total shares issued amounted to 6,689,868 shares at $.005 per share for the advances of $33,449.

The Company is obligated to the two stockholders and directors of the Company for payments they have made from personal funds subsequent to October 15, 1998 for Company expenses. The amount due to the stockholders totaled $7,978 at June 30, 1999.

                  MEDICAL MANAGEMENT SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS
3.   RELATED PARTY TRANSACTION

On April 9, 1999, the Board of Directors agreed to award bonuses to its officers for services rendered to the Company totaling $300,000 and the Company has accrued the liability at June 30, 1999.

4.   REVERSE STOCK SPLIT

In January 1999, the Company's stockholders approved a 100 to 1 reverse stock split. The Company's authorized shares and stated capital remain unchanged.

5. SUBSEQUENT EVENT

In July 1999 the Board of Directors agreed to issue restricted shares of its common stock to the two stockholders it owed as discussed in
Note 3. With the two individuals paying the accounts payable of $3,058, the amount owed totaled $11,036 and the Company issued 11,036 shares at $1.00 per share in satisfaction of the debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Through June 30, 1999.

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

     The Company is obligated to the two stockholders and directors of the Company for payments they have made from personal funds subsequent to October 15, 1998 for Company expenses. The amount, $7,978 at June
30. 1999 is payable without interest when the Company has the funds available.

Liquidity and Capital Resources.

     On January 19, 1999, the Company's stockholders approved a 100-for-1 reverse stock split. The Company's authorized shares and stated capital remain unchanged. The Company has no current operating history and no material assets. The Company has $-0- in cash as of June 30, 1999.

     For the three months ended June 30, 1999 losses increased $299,120 to $(300,552) from $(1,432) as compared to the same period ended June 30, 1998. For the six months ended June 30, 1999 losses increased $302,571 to $(307,840) from $(5,269) as compared to the same period ended June 30, 1998. For both the three and six month period ended June 30, 1999 the increase in losses is directly attributed to $300,00 in bonuses, awarded to its officers for services rendered. Currently, the Company does not have the funds to pay the bonuses and has accrued the liability at June 30, 1999.

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

(a)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March
31, 1999.

(b)  Exhibits.

EXHIBIT INDEX

Exhibit
  No.          Description.

  27      Financial Data Schedule


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 11th day of August, 1999.


                              MEDICAL MANAGEMENT SYSTEMS, INC.
                              (the "Registrant")


                              BY:  /s/ Philip J. Davis
                                   Philip J. Davis
                                   President, Treasurer and member of
                                   the Board of Directors