Form 10-Q/A
period 1997-09-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 1999-11-15
CIK 824104

-----------------------------------------------------------------
-----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549
               ----------------------------------

                            FORM 10-Q/A-1

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999.

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

                    YES [ x ]            NO [   ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at September 30, 1999 was 263,256 shares.


-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                  Medical Management Systems, Inc.
                   (A Development Stage Company)
                           BALANCE SHEET
                   September 30, 1999 (Unaudited)

ASSETS

Cash                                              $        -
                                                  -----------
   Total Assets                                   $        -
                                                  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable                               $        -
   Salaries & bonuses payable                         300,000
   Advances from related parties                           -
                                                  -----------
      Total Liabilities                               300,000

Stockholders' Equity
  Preferred stock, 10,000,000 shares authorized,
   no par value; none issued and outstanding               -
   Common stock, 40,000,000 shares authorized,
   no par value; 263,256 shares issued and
   outstanding                                      1,287,718
   Accumulated deficit                             (1,587,718)
                                                  -----------
      Total Stockholders' Equity                  $  (300,000)
                                                  -----------
      Total Liabilities and Stockholders' Equity  $        -
                                                  ===========

                  Medical Management Systems, Inc.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
  For the Three and Nine Months Ended September 30, 1999 and 1998
      and For the Period From Inception as a Development Stage
                   Company to September 30, 1999

                                                                   From
                                                                   Inception of
               Three        Three        Nine         Nine         Development
               Months       Months       Months       Months       Stage to
               1999         1998         1999         1998         09/30/99
               (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

CONTINUING OPERATIONS
 Revenues      $    -       $    -       $      -     $     90     $      90
 General and
  administrative
   expenses      2,218        5,350        310,058      10,709       357,757
               -------      -------      ---------    --------     ---------
Loss from
 continuing
  operations    (2,218)      (5,350)      (310,058)    (10,619)     (357,667)

DISCONTINUED OPERATIONS
 Loss on disposal
  of business       -            -              -           -        (60,000)
 Gain from recovery
  of bad debts      -            -              -           -         10,000
               -------      -------      ---------    --------     ---------
Income (loss) from
 discontinued
 operations         -            -              -           -        (50,000)
               -------      -------      ---------    --------     ---------
INCOME (LOSS) BEFORE
 EXTRAORDINARY
  ITEM          (2,218)      (5,350)      (310,058)    (10,619)     (407,667)

EXTRAORDINARY ITEM
 Relief of
  liabilities       -            -              -           -          6,358
               -------      -------      ---------    --------     ---------
NET INCOME
 (LOSS)        $(2,218)     $(5,350)     $(310,058)   $(10,619)    $(401,309)
               =======      =======      =========    ========     =========

                  Medical Management Systems, Inc.
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
       For the Nine Months Ended September 30, 1999 and 1998
  and For the Period From Inception as a Development Stage Company
                       to September 30, 1999
                                                       From Inception
                                                       of Development
                                                       Stage Company
                                                       to September
                         1999           1998           30, 1999
                         (Unaudited)    (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATIONS
Net loss                 $  (2,218)     $  (10,619)    $  (401,309)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
 (Gain) loss on disposal
  of business                   -               -           43,642
 Changes in current assets
  and liabilities          (11,036)           (989)        284,022
                         ---------      ----------     -----------
Net cash used by
 operating activities      (13,254)        (11,608)        (73,645)

CASH FLOWS FROM INVESTING ACTIVITIES
 Collection of note
  receivable                    -            1,500         10,000
                         ---------      ----------     ----------
Net cash provided by
 investing activities           -            1,500         10,000

CASH FLOWS FROM FINANCING ACTIVITIES
 Advances from related
  parties                       -           10,140         41,427
 Issue of common stock      13,254                         13,254
                         ---------      ----------     ----------
Net cash provided by
 financing activities       13,254          10,140         54,681
                         ---------      ----------     ----------
NET INCREASE (DECREASE)
 IN CASH                        -               32         (8,964)

CASH, beginning of period       -              451          8,964
                         ---------      ----------     ----------
CASH, end of period      $      -       $      483     $       -
                         =========      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Settlement of account
  payable                $      -       $       -      $    6,358
                         =========      ==========     ==========
 Common stock issued to
  retire notes payable and
  accrued liabilities    $      -       $       -      $  235,000
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

3. RELATED PARTY TRANSACTION

On October 15, 1998 the Company issued 3,344,934 shares of its common stock to each of two stockholders and directors of the Company in consideration of cash advances made to the Company prior to that date. Total shares issued amounted to 6,689,868 shares at $.0005 per share for the advances of $33,449.

On April 9, 1999, the Board of Directors agreed to award bonuses to its officers for services rendered to the Company totaling $300,000 and the Company has accrued the liability at June 30, 1999.
                                 4

                  Medical Management Systems, Inc.
                   NOTES TO FINANCIAL STATEMENTS

3. RELATED PARTY TRANSACTIONS (continued)

In July 1999 the Board of Directors agreed to issue 11,036 restricted shares of its common stock to two shareholders in satisfaction of $11,036 owed to them for payments made from personal funds for Company expenses. In September 1999 the Board agreed to issue an additional 2,218 shares of its restricted common stock to the two shareholders in satisfaction of an additional $2,218 paid by them from personal funds.

4. REVERSE STOCK SPLIT

In January 1999, the Company's stockholders approved a 100 to 1 reverse stock split. The Company's authorized shares and stated capital remain unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Through September 30, 1999.

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

     In July 1999, the Board of Directors agreed to issue 11,036 restricted shares of its common stock to two shareholders in satisfaction of $11,036 owed to them for payments made from personal funds for Company expenses. In September 1999 the Board agreed to issue an additional 2,218 shares of its restricted common stock to the two shareholders in satisfaction of an additional $2,218 paid by them from personal funds.

Liquidity and Capital Resources.

     For the three months ended September 30, 1999 losses decreased $3,132 to $(2,218) from $(5,350) as compared to the same period ended 1998. For the nine months ended September 30, 1999 losses increased $299,439 to $(310,058) from $(10,619) as compared to the same period in 1998. For the nine month period ended September 30, 1999 the increase in losses is directly attributed to $300,000 in bonuses, awarded to its officers for services rendered. Currently, the Company does not have the funds to pay the bonuses.

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

     There were no matters submitted for a vote of the security holders.

Item 5.   Other Information.

     There is no other material information.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended
September 30, 1999.

(b)  Exhibits.

EXHIBIT INDEX

Exhibit
  No.          Description.

  27      Financial Data Schedule

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 15th day of November, 1999.


                              MEDICAL MANAGEMENT SYSTEMS, INC.
                              (the "Registrant")


                              BY:  /s/ Philip J. Davis
                                   Philip J. Davis
                                   President, Treasurer and member of
                                   the Board of Directors