Form 10-Q
period 1999-09-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 1999-11-15
CIK 824104

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

                    YES [ x ]            NO [   ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at September 30, 1999 was 263,156 shares.


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

                                                                   From
                                                                   Inception of
                Three        Three        Nine         Nine        Development
                Months       Months       Months       Months      Stage to
                1999         1998         1999         1998        09/30/99
                (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
   .
CONTINUING OPERATIONS
 Revenues       $    -       $    -       $      -     $     90    $      90
 General and
  administrative
   expenses       2,218        5,350        310,058      10,709      357,757
                -------      -------      ---------    --------    ---------
Loss from
 continuing
  operations     (2,218)      (5,350)      (310,058)    (10,619)    (357,667)

DISCONTINUED OPERATIONS
 Loss on disposal
  of business        -            -              -           -       (60,000)
 Gain from recovery
  of bad debts       -            -              -           -        10,000
                -------      -------      ---------    --------    ---------
Income (loss) from
 discontinued
 operations          -            -              -           -       (50,000)
                -------      -------      ---------    --------    ---------
INCOME (LOSS) BEFORE
 EXTRAORDINARY
  ITEM           (2,218)      (5,350)      (310,058)    (10,619)    (407,667)

EXTRAORDINARY ITEM
 Relief of
  liabilities        -            -              -           -         6,358
                -------      -------      ---------    --------    ---------
NET INCOME
 (LOSS)         $(2,218)     $(5,350)     $(310,058)   $(10,619)   $(401,309)
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

     Dated this 12th day of November, 1999.


                              MEDICAL MANAGEMENT SYSTEMS, INC.
                              (the "Registrant")


                              BY:  /s/ Philip J. Davis
                                   Philip J. Davis
                                   President, Treasurer and member of
                                   the Board of Directors