Form 10-K
period 1999-12-31
MEDICAL MANAGEMENT SYSTEMS INC
filed 2000-03-29
CIK 824104

                             FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1999
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding each of the Registrant's classes of Common Stock, as of December 31, 1999 was 263,256.

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

     On September 10, 1991, the Company's Board of Directors approved a 20 to 1 reverse stock split.

On September 30, 1991, pursuant to a Share Exchange Agreement(the "Exchange"), the Company issued an aggregated of 4,680,000 shares of Common Stock in connection with its acquisition of Staley Corp. ("Staley"), a privately held development stage Colorado corporation, wherein the Company acquired all of the issued and outstanding shares of Staley. Prior to the exchange, the Company had an aggregate of 610,000 shares issued and outstanding. On the same date the Company's name was changed to Dog World, Inc. In accordance with the Agreement, all but one of the Company's officers and directors resigned, and the directors and executive officers of Staley were elected directors and executive officers of the Company.

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

     On April 9,1999, the Company's board of directors granted bonuses to the three directors totaling $300,000. The Company intends to pay these bonuses if the funds become available.

     On July 15, 1999, the Company issued 5,518 shares of Common Stock to Philip J. Davis in consideration of cash advances to the Company in the amount of $5,518.00 and 5,518 shares of Common Stock to John C. Lee in consideration of cash advances to the Company in the amount of $5,518.00.

     On September 30, 1999, the Company issued 1,109 shares of Common Stock to Philip J. Davis in consideration of cash advances to the Company in the amount of $1,109.00 and 1,109 shares of Common Stock to John C. Lee in consideration of cash advances to the Company in the amount of $1,109.00.

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

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. A total of $46,702.66 related to legal, accounting, transfer fees, travel and other miscellaneous expenses were paid by Philip J. Davis and John C. Lee, officers, directors and shareholders of the Company. Messrs. Davis and Lee were issued 80,154 shares of Common Stock in consideration of $46,702.66 of the foregoing. Messrs. Davis and Lee anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates. Messrs. Davis and Lee anticipate funding such expenses until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     In 1999, a fee to the Company of $5,000.00 in connection with a potential merger, was received directly by Messrs. Davis and Lee and is being held by them to pay Company expenses. The balance of the funds held by Messrs. Davis and Lee at December 31, 1999 is $4,423.

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

Year 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions of operations, including among others, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Since the Company has yet to acquire any technology in support of its services, the planned acquisitions will most likely involve hardware and software which is relatively new and therefore management does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As the Company makes arrangements with significant hardware and software suppliers, the Company intends to determine the extent to which the Company's systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues and take measures to reduce the Company's exposure, such as, finding alternative suppliers or requiring the suppliers to correct Year 2000 compliance issues prior to the Company acquiring the product. The Company anticipates that this will be an ongoing process relative to computer products manufactured prior to January 1, 2000. There can be no assurances that the systems of suppliers or other companies on which the Company may rely on will be Year 2000 compliant. Additionally there can be no assurances that all computer systems necessary to maintain the viability of the Internet will be Year 2000 compliant. The Company believes that it is taking the steps necessary regarding Year 2000 compliance issues with respect to matters within its control.

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

          Quarter Ended                  BID
          1998                     High      Low
               12/31               0.00      0.00
          1999
               3/31                1.00      1.00
               6/30                1.00      1.00
               9/30                1.00      1.00
              12/31                1.00      1.00

     As of December 31, 1999, the Company has 92 holders of record of its Common Stock.

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

Statement of Operations and Accumulated Deficit Data:

                      1999      1998      1997      1996      1995
Income Statement:
  Income              $    5,000 $       90  $      -   $      -   $       -
  Operating Expenses  $  310,845 $   14,262  $  24,473  $   8,964  $  102,098
  Loss from Continuing
    Operations        $ (305,845) $ (14,172) $ (24,473) $  (8,964) $ (102,098)
  Net Loss            $ (305,845) $ (14,172) $  (8,115) $ (68,964) $ (269,225)
  Net Loss from
   Continuing Operations
    per share         $    (1.20) $   (0.07) $   (0.13) $   (0.05) $    (1.14)
  Net Loss per share  $    (1.20) $   (0.07) $   (0.04) $   (0.39) $    (3.02)

Balance Sheet Data:
  Working Capital     $    4,423  $      12  $     836  $ (14,358) $  (90,394)
  Total Assets        $    4,423  $      12  $   1,951  $      -   $   68,964
 Current Liabilities  $  300,210  $      -   $      -   $      -   $       -
 Total Current
  Liabilities         $  300,210  $      -   $      -   $      -   $       -
  Long-term debt      $      -    $      -   $      -   $      -   $  150,000
  Shareholders'
    Equity (deficit)  $  295,787  $  (3,196) $ (22,473) $ (14,358) $ (180,394)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Through December 31, 1999.

     There have been no operations since April 1995 when the Company sold substantially all of its assets in pet care and veterinary services. Since April 1995, the Company has been basically dormant; except the Company incurred $310,845 of expenses in 1999 for legal, accounting costs, and bonus's granted to the directors; $14,262 of expenses in 1998 for legal and accounting costs and $24,473 of expenses in 1997, primarily for legal and accounting costs associated with filing its Form 10; $8,964 in 1996 for various administrative expenses and $102,098 in 1995 for costs incurred subsequent to the disposal of the business in an initial effort to enter other business ventures.
The Company's expenses in 1997, 1998 and 1999 were funded by advances from shareholders.

In the period ended December 31,1999, a fee to the Company of $5000.00 in connection with a potential merger was received directly by shareholders of the Company and is being held by them to pay Company expenses. The balance of the funds held by them at December 31, 1999 is $4,423.

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

     On January 19, 1999, the Company reverse split its shares on a one-for-one hundred basis.

     On April 9, 1999, the Company's board of directors granted bonuses to the three directors totaling $300,000. The Company intends to pay these bonuses if the funds become available.

     On July 15, 1999, and September 30, 1999, the Company issued
11,036 and 2,218 shares of Common Stock respectively, to two shareholders in consideration of cash advances to the Company in the amount of $11,036.00 and $2,218.00.

Liquidity and Capital Resources.

     The Company had 263,256 shares of Common Stock outstanding on December 31, 1999. The Company has no current operating history and no material assets. The Company has $4,423.00 in cash held by two shareholders of the company as of December 31, 1999.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     Financial statements begin on following page.

                     INDEPENDENT AUDITOR'S REPORT



Board of Directors
Medical Management Systems, Inc.
Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Medical Management Systems, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Management Systems, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


Hein + Associates LLP

Dallas, Texas
March 1, 2000

MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET

                               ASSETS

                                        December 31,
                                        1999           1998
CURRENT ASSETS:
 Cash                                   $         -    $         12
 Related party receivables                     4,423             -
                                        ------------   ------------
 Total assets                           $      4,423   $         12
                                        ============   ============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Trade accounts payable                 $        210   $         -
 Compensation payable                        300,000             -
                                        ------------   ------------
 Total current liabilities                   300,210             -

ADVANCES FROM RELATED PARTIES                     -           3,208

STOCKHOLDERS' DEFICIT:
 Preferred stock, no par value;
  10,000,000 shares authorized,
  none issued and outstanding                     -              -
 Common stock, no par value;
  40,000,000 shares authorized;
  263,256 and 250,002 shares
  issued and outstanding at
  December 31, 1999 and 1998,
  respectively                             1,287,718      1,274,464
 Accumulated deficit                      (1,583,505)    (1,277,660)
                                        ------------   ------------
 Total stockholders' deficit                (295,787)        (3,196)
                                        ------------   ------------
 Total liabilities and
  stockholders' deficit                 $      4,423   $         12
                                        ============   ============






       See accompanying notes to these financial statements.

           MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the Years Ended December 31,
                         1999           1998           1997
REVENUES                 $    5,000     $      90      $     -

GENERAL AND ADMINISTRATIVE
 EXPENSES                   310,845        14,262        24,473
                         ----------     ---------      --------
 Loss from continuing
  operations               (305,845)      (14,172)      (24,473)

DISCONTINUED OPERATIONS -
 Gain on disposal
  of business                    -             -         16,358
                         ----------     ---------      --------
NET LOSS                 $ (305,845)    $ (14,172)     $ (8,115)
                         ==========     =========      ========
LOSS PER SHARE
 (basic and diluted):
 Continuing operations   $    (1.20)    $   (0.07)     $  (0.13)
                         ==========     =========      ========
 Net loss                $    (1.20)    $   (0.07)     $  (0.04)
                         ==========     =========      ========
WEIGHTED AVERAGE SHARES     255,671       197,041       183,103
                         ==========     =========      ========






















       See accompanying notes to these financial statements.

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

    For the Period From January 1,  1997 through December 31, 1999

                            Common Stock              Accumulated
                          Shares    Amount         Deficit        Total
BALANCES,
 January 1, 1997          183,103   $ 1,241,015    $ (1,255,373)  $ (14,358)
 Net loss for the year         -             -           (8,115)     (8,115)
                          -------   -----------    ------------   ----------
BALANCES,
 December 31, 1997        183,103     1,241,015      (1,263,488)    (22,473)
 Shares issued             66,899        33,449              -       33,449
 Net loss for the year        -             -           (14,172)    (14,172)
                          -------   -----------    ------------   ---------
BALANCES,
 December 31, 1998        250,002     1,274,464      (1,277,660)     (3,196)

 Shares issued             13,254        13,254              -       13,254
Net loss for the year          -             -         (305,845)   (305,845)
                          -------   -----------    ------------   ---------
BALANCES,
 December 31, 1999        263,256   $ 1,287,718    $ (1,583,505)  $(295,787)
                          =======   ===========    ============   ==========























       See accompanying notes to these financial statements.

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                         For the Years Ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:

                              1999           1998           1997
Net loss                      $ (305,845)    $ (14,172)     $ (8,115)
Adjustments to reconcile
 net loss to net cash provided
 (used) by operating activities:
 Gain on disposal of business         -             -        (16,358)
 Changes in current assets
  and liabilities                295,787        (1,115)       (6,885)
                              ----------     ---------      --------
 Net cash used by
  operating activities           (10,058)      (15,287)      (31,358)

CASH FLOWS FROM INVESTING
 ACTIVITIES -
 Collection of note receivable        -          1,500         8,500

CASH FLOWS FROM FINANCING
 ACTIVITIES -
 Advances from related parties    10,046        13,348        23,309
                              ----------     ---------      --------
NET INCREASE (DECREASE) IN CASH      (12)         (439)          451

CASH, beginning of year               12           451            -
                              ----------     ---------      --------
CASH, end of year                     -      $      12      $    451
                              ==========     =========      ========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Settlement of account
  payable                     $       -      $      -       $  6,358
                              ==========     =========      ========
 Common stock issued to retire
  loans from related parties  $   13,254     $  33,449      $     -
                              ==========     =========      ========








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

Net Loss per Common Share
Basic loss per common share is based upon the weighted average number of outstanding common shares. Diluted loss per share considers warrants and options in the computation except when their effect would be anti-dilutive.

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

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Sale of Business Operations

     In 1995, the Company sold substantially all of its assets to a former director of the Company.

     In 1997, the Company and former director reached a final settlement on the sale, which resulted in $10,000 in proceeds to the Company. Also, the former director agreed to surrender options granted him to acquire 9,853 shares of the Company's common stock, and release the Company from all claims, demands and obligations. In addition, in 1997 the Company settled certain liabilities applicable to the sold assets at less than the recorded amount and recognized income of $6,358 related to the transaction.

3.   Related Party Transactions

     Two stockholders and directors of the Company have made payments from personal funds to pay Company expenses. During 1999, 13,254 shares of common stock were issued to the two stockholders in consideration for $13,254 of the advances. In 1999, a fee to the Company of $5,000 in connection with a potential merger, was received directly by the stockholders and is being held so they may pay Company expenses as they come due. The balance of the funds held by the stockholders at December 31, 1999 is $4,423.

     In 1999, the Company's board of directors granted bonuses to the three directors totaling $300,000. The Company intends these amounts would be paid if funds become available.

4.   Stockholders' Equity

     The Company has an Incentive Stock Plan, under which 16,533 shares of the Company's common stock may be granted to employees.
     Options granted are to be exercisable at current market value at the time of grant over a period not to exceed ten years. Options to purchase 9,583 shares were canceled in 1997 as described in
     Note 2. There are no options outstanding at December 31, 1999 and 1998.

     The Company is authorized to issue 10,000,000 shares of no par value preferred stock. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the board of directors of the Company may determine by resolution.

          MEDICAL MANAGEMENT SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Income Tax

     The Company has a net operating loss (NOL) for federal income tax purposes, which will be severely limited due to a change in common stock ownership in 1996. The NOL that has arisen since the change in stock ownership is about $30,000. The Company has a deferred tax asset of about $110,000 at December 31, 1999, resulting from the NOL and the deduction of accrued bonuses for financial statement purposes, which are not currently deductible for tax purposes. This deferred tax asset is fully reversed with a valuation allowance.



                             **********

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


                              PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS

Officers and Directors

     The officers and directors of the Company are as follows:

Philip J. Davis           43       President and a member of the
                                   Board of Directors

John C. Lee               44       Secretary and a member of the
                                   Board of Directors

Charles C. Van Gundy      47       Treasurer and a member of the
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

Philip J. Davis - President and a member of the Board of Directors

     Mr. Davis has been the President and a member of the Board of Directors of the Company, since August 1996. From December 1996 until December 1999, Mr. Davis was the President, Treasurer and a member of the Board of Directors of Mizar Energy Company, a Colorado corporation, which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. Mr. Davis resigned his positions as an officer and director of Mizar Energy Company when he sold 425,000 shares of 700,000 shares owned by him to HBOA.COM., Inc., a District of Columbia corporation. Since December 1992, Mr. Davis is a self-employed consultant. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and a member of the Board of Directors of Kapalua Acquisitions, Inc., a Colorado corporation, which was formed for the purpose of acquiring or merging with an existing operating entity. Kapalua's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers,
Inc., in November 1995.   From November 1994 to November 1995, Mr.
Davis was President of Kapalua Acquisitions, Inc. Mr. Davis resigned his positions as an officer and director of Kapalua Acquisitions, Inc.

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

John C. Lee - Secretary and a member of the Board of Directors

     Mr. Lee is Secretary and a member of the Board of Directors of the Company, since August 1996. From December 1996 until December 1999, Mr. Lee was the Secretary and a member of the Board of Directors of Mizar Energy Company, a Colorado corporation which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases. Mr. lee resigned his positions as an officer and director of Mizar Energy Company when he sold 425,000 shares of 700,000 shares owned by him to HBOA.COM., Inc., a District of Columbia corporation. Since November 1992, Mr. Lee been engaged in the practice of investing his personal funds in securities. From November 1995 to May 1997, Mr. Lee was Secretary and a member of the Board of Directors of Lahaina Acquisitions, Inc., a Colorado corporation, which was formed for the purpose of acquiring or merging with an existing operating entity. Lahaina's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in August 1996. On May 27, 1997, Mr. Lee resigned the foregoing positions when he sold 366,667 shares of a total of 440,000 shares owned by him to a third party. From November 1994 to November 1995, Mr. Lee was Vice President and a member of the Board of Directors of Kapalua Acquisitions, Inc., a Colorado corporation. Kapalua's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in November 1995. Mr. Lee resigned his positions, on November 5, 1995, as an officer and director when it completed a reverse acquisition with Startech Corporation, a Connecticut corporation engaged in the business of waste disposal. Mr. Lee will devote approximately 20% of his time to the operation of the Company.

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

     Based on review of the copies of Forms 3 and 4 and a review of the records of the Company's transfer agent, all reports required to be filed pursuant to Section 16(a) have been filed with the Commission.


ITEM 11.  EXECUTIVE COMPENSATION

     On April 9, 1999, the Company's board of directors granted bonuses to the three directors totaling $300,000. The Company intends to pay these bonuses if the funds become available.

     Except for the forgoing, none of the Company's officers or directors currently receive any salary from the Company. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings.

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

Name and address    Number of                          Percent
of owner            Shares    Position                 of Class

Philip J. Davis     75,269    President and a member   28.59%
5459 South Iris Street        of the Board of Directors
Littleton, CO 80123

John C. Lee [2]     72,827    Secretary and a member   27.66%
5410 E. Long Place            of the Board of Directors
Littleton, CO 80122

Charles C.
  Van Gundy [3]     32,750    Treasurer and a member   12.44%
210 Dawson Drive              of the Board of Directors
Castle Rock, CO 80104

All officers and    180,846                            68.69%
directors as a
group (3 persons)

Jack Daugherty      20,879                              7.09%
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

     On April 9,1999, the Company's board of directors granted bonuses to the three directors totaling $300,000. The Company intends to pay these bonuses if the funds become available.

     On July 15, 1999, the Company issued 5,518 shares of Common Stock to Philip J. Davis in consideration of cash advances to the Company in the amount of $5,518.00 and 5,518 shares of Common Stock to John C. Lee in consideration of cash advances to the Company in the amount of $5,518.00.
<PAGE. 33

     On September 30, 1999, the Company issued 1,109 shares of Common Stock to Philip J. Davis in consideration of cash advances to the Company in the amount of $1,109.00 and 1,109 shares of Common Stock to John C. Lee in consideration of cash advances to the Company in the amount of $1,109.00.


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

Exhibit
  No.          Description

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

3.3 Articles of Amendment to Articles of Incorporation to change the name to Medical Management Systems, Inc.

10.1           Agreement and Release with Vet Works+ and Willis
               Dearing.

     The following documents are incorporated herein:

27             Financial Data Schedule.

     SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2000.

                         MEDICAL MANAGEMENT SYSTEMS, INC.
                         (Registrant)

                         BY:  /s/ Philip J. Davis
                              Philip J. Davis, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.


SIGNATURES                    TITLE                    DATE


/s/ Philip J. Davis
Philip J. Davis               President and a member   March 28, 2000
                              of the Board of Directors


/s/ John C. Lee
John C. Lee                   Secretary and a member   March 28, 2000
                              of the Board of Directors


/s/ Charles C. Van Gundy      Treasurer, Principal     March 28, 2000
Charles C.                    Accounting Officer,
 Van Gundy                    Chief Financial Officer
                              and a member of the
                              Board of Directors