Form 10QSB
period 2000-03-31
MEDICAL MANAGEMENT SYSTEMS INC
filed 2000-05-22
CIK 824104

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

                            FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

                   Commission file number 0-29462

                 MEDICAL MANAGEMENT SYSTEMS, INC.
 (Exact name of Small Business Issuer as specified in its charter.)

COLORADO                                95-4121451
(State of other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)

                     c/o Bookdigital.com, Inc.
                      65 Broadway - 5th Floor
            New York, New York 10006
   (Address of principal executive offices, including zip code.)

                          (212) 430-6380
         (Issuer's telephone number, including area code.)

        5459 South Iris Street, Littleton, Colorado   80123
          (Former Address, if changed since last report.)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES [ x ]     NO [   ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock par value per share, at May 12, 2000 was 263,256 shares.

                              PART I

ITEM 1.   FINANCIAL STATEMENTS


                 Medical Management Systems, Inc.
                           BALANCE SHEET


                              March 31, 2000      December 31,
                              (Unaudited)         1999

                               ASSETS

 Cash                         $         -         $         -
 Related party receivables           1,935               4,423
                              ------------        ------------
 Total Assets                 $      1,935        $      4,423
                              ============        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Accounts payable             $         -         $        210
 Compensation payable              300,000             300,000
                              ------------        ------------
 Total Liabilities                 300,000             300,210

Stockholders' Equity
 Preferred stock, 10,000,000
  shares authorized, no par
  value; none issued and
  outstanding
 Common stock, 40,000,000
  shares authorized, no par
  value: 263,256 shares
  issued and outstanding         1,287,718           1,287,718
 Accumulated deficit            (1,585,783)         (1,583,505)
                              ------------        ------------
 Total Stockholders' Equity       (298,065)           (295,787)
                              ------------        ------------
 Total Liabilities and
  Stockholders' Equity        $      1,935        $      4,423
                              ============        ============

                  Medical Management Systems, Inc.
                      STATEMENTS OF OPERATIONS
         For the Three Months Ended March 31, 2000 and 1999


                                   Three Months   Three Months
                                   2000           1999
                                   (Unaudited)    (Unaudited)

CONTINUING OPERATIONS
 Revenues                          $     -        $      -
 General and administrative
  expenses                            2,278           7,288
                                   --------       ---------
NET LOSS                           $ (2,278)      $  (7,288)
                                   ========       =========

                 Medical Management Systems, Inc,
                      STATEMENT OF CASH FLOWS
         For the Three Months Ended March 31, 2000 and 1999


                                   2000           1999
                                   (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATIONS
Net loss                           $ (2,278)      $ (7,288)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
 (Gain) loss on disposal of
  business
 Changes in current assets
  and liabilities                      (210)         7,276
                                   --------       --------
 Net cash provided (used)
  by operating activities            (2,488)           (12)

CASH FLOWS FROM FINANCING ACTIVITIES
 Advances from related parties        2,488
                                   --------       --------
 Net cash provided by
  financing activities                2,488
                                   --------       --------
NET INCREASE (DECREASE) IN CASH                        (12)

CASH, beginning of period                               12
                                   --------       --------

CASH, end of period                $     -        $     -
                                   ========       ========

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

2.   RELATED PARTY TRANSACTIONS

On April 9, 1999, the Board of Directors agreed to award bonuses to its officers for services rendered to the Company totaling $300,000 and the Company accrued the liability at June 30, 1999.

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

In October 1999 the Company entered into a letter of intent to acquire 100% ownership of a privately-held company and received $5,000 as a deposit, The transaction was not consummated and under terms of the agreement, the Company retained the deposit and recognized the amount as income. The funds were deposited by the two shareholders into a personal account partially in payment of loans made to the Company. The balance is being used to personally pay for subsequent Company expenses.

3.   REVERSE STOCK SPLIT

In January 1999, the Company's stockholders approved a 100 to 1 reverse stock split. The Company's authorized shares and stated capital remain unchanged.

4. SUBSEQUENT EVENTS

In April 2000, the officers agreed to reduce accrued compensation from $300,000 to $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

Results of Operations - Through March 31, 2000.

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

     On April 9, 1999, the Company's board of directors granted bonuses to the three directors totaling $300,000. The Company intended to pay these bonuses if the funds became available. Subsequent to the end of the quarter, the directors reduced their bonuses to $200,000 and these bonuses were paid with funds obtained pursuant to a loan from an acquisition candidate. On July 15, 1999, and September 30, 1999, the Company issued 11,036 and 2,218 shares of Common Stock respectively, to two shareholders in consideration of cash advances to the Company in the amount of $11,036.00 and $2,218.00.

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

     On April 17, 2000, the Company and its officers and directors entered into an agreement pursuant to which, among other things, its then officers and directors resigned and were replaced by the officers and directors of Bookdigital.com, Inc. Bookdigital.com Inc., is a privately held Delaware corporation formed in March of 1999 ("Bookdigital") and is a development stage company engaged in certain areas of web commerce. Bookdigital is comprised of three sites/divisions, www.BOOKdigital.com , a general comprehensive online reference site, www.BOOKdigitalschools.com, a site that serves schools, and www.LawXpressUSA.com, an online legal subscription service for attorneys, consultants and paralegals, which is in beta testing and will become operational before the end of the year 2000. The Company has initiated an exchange offer to Bookdigital's shareholders so that Bookdigital will become a majority (if not wholly) owned subsidiary of the Company. The Company will then change its name to Bookdigital, Inc. The Company plans to fund its current operations from Bookdigital's working capital.

                              PART II.
                         OTHER INFORMATION

Item 1.   Legal Proceedings.

     There are no material legal proceedings commenced or maintained by, or against, the Company.

Item 2.   Changes in Securities.

     None

Item 3.   Defaults Upon Senior Securities.

     The Company has no debt securities outstanding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted for a vote of the security holders during the period covered by this report.

Item 5.   Other Information.

     On April 17, 2000, the Company and each of its officers and directors entered into an agreement pursuant to which they resigned and were replaced by the officers and directors of Bookdigital.com, Inc., a privately held Delaware corporation ("Bookdigital"). Pursuant to such agreement the Company's then directors reduced the aggregate amounts due to them from $300,000 to $200,000 and such balance was paid by Bookdigital. Pursuant to the agreement, each of Phillip J. Davis and John C. Lee were issued three year options for the purchase of 100,000 shares of the Company's common stock at $.50 per share. Pursuant to the agreement, the Company has initiated an exchange offer directed to the holders of Bookdigital which would result in the Bookdigital holders owning 93% of the Company's shares if all of the Bookdigital holders were to elect to participate in the exchange.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 99.1 Letter Agreement, dated April 17, 2000, by and among the Issuer, Bookdigital.com, Inc., Phil Davis, Ray Vahab, Zahra S. Yamini, John C. Lee and Charles C. Van Gundy.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March
31, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 12th day of May, 2000.

                              MEDICAL MANAGEMENT SYSTEMS, INC.



                              By:  /s/ Ray Vahab
                                   Ray Vahab, Chief Executive Officer
                                   and Chairman of the Board