Form 10QSB
period 2000-06-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 2000-08-22
CIK 824104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                      65 Broadway New York, New York 10006
         (Address of principal executive offices, including zip code.)

                                 (212) 430-6380
               Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [x]                 NO [   ]

The number of shares outstanding of the Registrant's Common Stock, .0001 par value per share, at June 30, 2000 was 4,616,034.

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

ORGANIZATION

Medical Management Systems, Inc. (the "Company") is incorporated in the State of Colorado and has been in the development stage since 1995. In June 2000, the Company acquired Bookdigital.com, Inc. by issuing 1 share of stock for every 3 shares of Bookdigital.com, Inc. In July, 2000 the name of the Company was changed by a vote of the majority of shareholders to Dominix, Inc. and was reincorporated as a Delaware corporation.

Bookdigital.com, Inc. is a development stage company. The Company's mission is to become the premier library site on the internet. The company's site (www.Bookdigital.com) on the internet is designed to maintain a very comprehensive set of books, manuals, pamphlets, journals, research data and links. Bookdigital.com serves as a home base library for educational and intellectual advancement. Viewer may search, review, browse and download information needed in any subject such as physics, law, astronomy, etc. at the Bookdigital.com site.

The Company's other internet sites are www.bookdigitalschools.com and www.lawxpressusa.com Bookdigitalschools.com serving educational centers such as schools k-12 in order to enhance quality of education for students. Lawxpressusa.com provides legal and business research to attorneys nationwide.

The search can be made by title, subject or author for any reference materials. Currently all reference materials are in English. However, the Company intends to develop a global reference site in Spanish, French, German, Italian, etc. The Company intends to register its viewers and may charge a subscription fee in the future.

SUBSEQUENT EVENTS

On July 26, 2000, the shareholders of Medical Management Systems, Inc. (the "Company") met at a Special Meeting of Shareholders and approved the reincorporation of the Company from Colorado to Delaware by the adoption of a Plan and Agreement of Merger pursuant to which the Company was merged with and into Dominix, Inc., a Delaware corporation. Dominix was formed specifically for the purpose of the reincorporation and became the surviving corporation.

As part of the reincorporation Dominix is authorized to issue up to 20,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share, with such designations, rights, privileges and limitations as may be determined by the Company's Board of Directors.

OTHER

In accordance with Item 310(b) of Regulation S-B, it is the opinion of management that all adjustments necessary in order to make the financial statements not misleading have been made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended June 30, 2000 and June 30, 1999

As the Company had no significant operations for the quarter ended June 30, 1999, no meaningful comparisons can be made with the activity that was incurred during the quarter ended June 30, 2000. Bookdigital.com is a development stage company, and as such, has not generated any significant revenues to date.

Liquidity and Capital Resources.

The Company had $436,265 in cash as of the quarter ended June 30, 2000. The Company anticipates raising additional capital, which will be required in order to continue operations.

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                         (A Development Stage Company)

                                 BALANCE SHEET

                                    June 30,

                                                                                       2000               1999
-------------------------------------------------------------------------------- ------------------ ------------------
-------------------------------------------------------------------------------- ------------------ ------------------
ASSETS

Current Assets
     Cash                                                                           $     436,265      $      98,026
     Marketable Equity Securities                                                           2,143            978,478
-------------------------------------------------------------------------------- ------------------ ------------------

Total Current Assets                                                                      438,408          1,076,504
-------------------------------------------------------------------------------- ------------------ ------------------

Property and Equipment
     Furniture and Fixtures                                                                24,794                  0
     Equipment                                                                            111,376             15,800
     Leasehold Improvements                                                                16,250                  0
     Accumulated Depreciation, Amortization                                               (11,573)              (263)
     Software costs                                                                     2,884,556          1,528,554
-------------------------------------------------------------------------------- ------------------ ------------------

Total Property and Equipment                                                            3,025,403          1,544,091
-------------------------------------------------------------------------------- ------------------ ------------------
-------------------------------------------------------------------------------- ------------------ ------------------

Other Assets
     Investment                                                                            11,202                  0
     Other                                                                                  5,000                  0
     Security Deposits                                                                     27,601                  0
-------------------------------------------------------------------------------- ------------------ ------------------

Total Other Assets                                                                         43,803                  0
-------------------------------------------------------------------------------- ------------------ ------------------

TOTAL ASSETS                                                                        $   3,507,614      $   2,620,595
-------------------------------------------------------------------------------- ------------------ ------------------
-------------------------------------------------------------------------------- ------------------ ------------------

LIABILITY AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                               $     179,225      $     322,561
     Payroll Taxes Payable                                                                 22,610                  0
-------------------------------------------------------------------------------- ------------------ ------------------
-------------------------------------------------------------------------------- ------------------ ------------------

Total Current Liabilities                                                                 201,835            322,561
-------------------------------------------------------------------------------- ------------------ ------------------
-------------------------------------------------------------------------------- ------------------ ------------------

Stockholders' Equity
     Common Stock - $.001 Par Value; 40,000,000 Shares
         Authorized; 4,616,034 Shares Issued and Outstanding                                4,616              5,175
     Paid-in Capital                                                                    5,820,202          2,675,138
     Retained (Deficit) Accumulated during Development Stage                           (2,519,039)          (382,279)
-------------------------------------------------------------------------------- ------------------ ------------------

Total Stockholders' Equity                                                              3,305,779          2,298,034
-------------------------------------------------------------------------------- ------------------ ------------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                            $   3,507,614      $   2,620,595
-------------------------------------------------------------------------------- ------------------ ------------------

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                 For the Period

--------------------------------------------------------- -------------- -------------- --------------- --------------
                                                                                                          March 25,
                                                                                           April 1,         1999
                                                                                             1999        (inception)
                                                                         April 1, 2000        to             to
                                                                          to June 30,      June 30,       March 31,
                                                                             2000            1999            2000
------------------------------------------------------------------------ -------------- --------------- --------------
REVENUES
     Sales                                                               $         147  $           0   $         490
------------------------------------------------------------------------ -------------- --------------- --------------

EXPENSES
     Officer's Compensation                                                    343,313              0         499,032
     Management, Administrative Salaries                                       116,350              0         176,152
     Programming                                                                     0              0         143,561
     Commission                                                                 61,000              0          61,000
     Employee Benefits                                                           4,467              0          13,110
     Consulting Fees                                                            71,130         23,000         186,542
     Advertising, Printing                                                      18,496              0          39,392
     Insurance                                                                       0              0          18,218
     Office Expenses                                                            11,369          4,263          51,725
     Professional Fee - Public Relations                                         5,000              0          58,000
     Professional Fee - Accounting                                               7,479         11,500          29,200
     Professional Fee - Legal                                                   56,565         13,500         111,028
     Professional Fee - Other                                                        0         17,550         116,579
     IPO Expenses                                                                    0              0         221,920
     Software Expense                                                                0              0          10,136
     Rent                                                                       21,457          7,200          65,070
     Retainer Fee                                                                    0         40,000          65,000
     Stock/Registration Fees                                                    25,430              0          30,070
     Advertising - Internet                                                      1,500              0          42,000
     Depreciation Expense, Amortization                                          4,271            263          11,573
     Payroll Tax Expense                                                        37,853              0          74,030
     Miscellaneous                                                                   0              0          14,074
     Telephone Expenses                                                          7,167          4,500          23,936
     Training, Education                                                         9,337              0           9,337
     Contributions                                                              90,000                         90,000
     Travel, Entertainment                                                      19,834          2,200          19,834
------------------------------------------------------------------------ -------------- --------------- --------------

TOTAL EXPENSES                                                                 912,018        123,976       2,180,519
------------------------------------------------------------------------ -------------- --------------- --------------

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

            STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

                                 For the Period

--------------------------------------------------------- -------------- -------------- --------------- --------------
                                                                                                          March 25,
                                                                            April 1,        April 1,        1999
                                                                            2000 to         1999 to      (inception)
                                                                            June 30,        June 30,      to June 30,
                                                                              2000            1999           2000
------------------------------------------------------------------------ -------------- --------------- --------------
OTHER INCOME (EXPENSE)
     Interest Income                                                     $           0  $         816   $       2,979
     Gain on Sale of Marketable Securities                                           0         59,275          36,792
     Shareholder Meeting                                                        44,965              0               0
     Interest Expense                                                                0           (376)         (1,313)
------------------------------------------------------------------------ -------------- --------------- --------------

TOTAL OTHER INCOME (EXPENSE)                                                   (44,965)        59,715          (6,507)

NET (LOSS)                                                                    (956,836)       (64,261)     (2,186,536)

PRIOR PERIOD ADJUSTMENT
     Start-up Costs                                                                  0              0        (332,978)

OTHER COMPREHENSIVE INCOME
     Unrealized Gain on Securities                                                 143          3,943             475
------------------------------------------------------------------------ -------------- --------------- --------------

COMPREHENSIVE (LOSS)                                                     $    (956,693) $     (60,318)  $  (2,519,039)
------------------------------------------------------------------------ -------------- --------------- --------------
------------------------------------------------------------------------ -------------- --------------- --------------


(Loss) per Share - Basic                                                 $        (.21)                $         (.55)

Loss per Share - Diluted                                                 $        (.21)                $         (.55)

Shares Used in Per Share Calculation - Basic                                 4,616,034                      4,616,034

Shares Used in Per Share Calculation - Diluted                               4,616,034                      4,616,034
------------------------------------------------------------------------ -------------- --------------- --------------
------------------------------------------------------------------------ -------------- --------------- --------------

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                   STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY

         For the Period from March 25, 1999 (inception) to June 30, 2000

------------------------------------- ------------- -------------- ----------------- -------------------- --------------
                                                                                          Accumulated
                                                                         Retained           Other
                                          Common        Paid-In          Earnings        Comprehensive
                                          Stock         Capital         (Deficit)           Income             Total
------------------------------------- ------------- -------------- ----------------- -------------------- --------------

Balance March 25, 1999                   $    0        $        0      $         0        $        0        $        0

Issuance of Common Stock                  4,328                                                                  4,328

Paid-in Capital                                         3,787,167                                            3,787,167

Paid-in Capital - Warrants                                213,204                                              213,204

Comprehensive Income (Loss) to
 December 31, 1999                                                        (906,181)          (906,181)        (906,181)

Unrealized Gain on Securities                                                                     189              189
------------------------------------- ------------- -------------- ----------------- -------------------- --------------

Balance - December 31, 1999               4,328         4,000,371         (906,181)          (905,992)       3,098,707

Issuance of Common Stock                     53                                                                     53

Paid-in Capital                                           353,018                                              353,018

Comprehensive Income
 (Loss) to March 31, 2000                                                 (323,519)          (323,519)        (323,519)

Unrealized Gain on Securities                                                                     143              143
------------------------------------- ------------- -------------- ----------------- -------------------- --------------

Balance - March 31, 2000                  4,381         4,353,389       (1,229,700)        (1,229,368)       3,128,402

Issuance of Common Stock                    235                                                                    235

Paid-in Capital                                         1,466,813                                            1,466,813

Loss for April 1 to June 30,
 2000                                                                     (956,836)          (956,693)        (741,281)

Unrealized Gain on Securities                                                                     143              143

Prior Period Adjustment                                                   (332,978)          (332,978)        (332,978)
------------------------------------- ------------- -------------- ----------------- -------------------- --------------

Balance - June 30, 2000                  $4,616        $5,820,202      $(2,519,514)       $(2,519,039)      $3,305,779
------------------------------------- ------------- -------------- ----------------- -------------------- --------------
------------------------------------- ------------- -------------- ----------------- -------------------- --------------

                                       4

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

         For the Period from March 25, 1999 (inception) to June 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                                                                      $    (2,518,896)
     Adjustments to Reconcile Net (Loss) to Net Cash Used by Operating
      Activities
       Depreciation                                                                                           11,031
       Amortization                                                                                              542
     Changes in Operating Assets and Liabilities:
       Increase in Development Costs                                                                      (2,884,556)
       (Increase) in Security Deposits                                                                       (27,601)
       Increase in Accounts Payable                                                                          179,225
       Increase in Payroll Taxes Payable                                                                      22,610
---------------------------------------------------------------------------------------------------- ----------------

NET CASH USED BY OPERATING ACTIVITIES                                                                     (5,217,645)
---------------------------------------------------------------------------------------------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Furniture and Fixtures                                                                      (24,794)
     Purchase of Equipment                                                                                  (111,376
     Leasehold Improvements                                                                                  (16,250)
     Other Assets                                                                                            (11,202)
     Proceeds from Sale of Securities                                                                      6,263,344
     Purchase of Securities                                                                               (6,265,487)
     Purchase Investment                                                                                      (5,000)
---------------------------------------------------------------------------------------------------- ----------------

NET CASH USED BY INVESTING ACTIVITIES                                                                       (170,765)
---------------------------------------------------------------------------------------------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Issuance of Common Stock                                                                5,611,471
     Issuance of Warrants                                                                                    213,204
---------------------------------------------------------------------------------------------------- ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                  5,824,675
---------------------------------------------------------------------------------------------------- ----------------

NET INCREASE IN CASH                                                                                         436,265

CASH - Beginning                                                                                                   0
---------------------------------------------------------------------------------------------------- ----------------

CASH - Ending                                                                                        $       436,265
---------------------------------------------------------------------------------------------------- ----------------

Supplemental Disclosure:
     Interest Paid                                                                                   $           888
---------------------------------------------------------------------------------------------------- ----------------

NONCASH INVESTING ACTIVITIES:
     Issuance of Common Stock for Services by Officer                                                $       215,412
     Issuance of Common Stock for Services included in Start-up Costs                                      2,718,400
     Issuance of Warrants for Services included in Start-up Costs                                            213,204
---------------------------------------------------------------------------------------------------- ----------------

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENT

                                  June 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         History and Business Activity - Medical Management Systems, Inc. (MMSI) was a Colorado corporation. It was initially incorporated as Apache Investments, Inc. in 1987. The name was changed in 1991 to Dog World, Inc. and in 1995 this name was changed to Medical Management Systems, Inc. MMSI was an inactive "shell" corporation until June 17, 2000 when Bookdigital.com, Inc. was merged into the company. MMSI's officers and directors resigned at that time and were replaced by the officers and directors of Bookdigital.com, Inc. The Company's mission is to become the premier reference library site on the internet. The company's site (www.Bookdigital.com) on the internet is designed to maintain a very comprehensive set of books, manuals, pamphlets, journals, research data and links. Bookdigital.com serves as a home base library for educational and intellectual advancement. Viewer may search, review, browse and download information needed in any subject such as physics, law, astronomy, etc. at the Bookdigital.com site.

         The Company's other internet sites are www.bookdigitalschools.com and www.lawxpressusa.com. Bookdigitalschools.com serving educational centers such as schools k-12 in order to enhance quality of education for students. Lawxpressusa.com provides legal and business research to attorneys nationwide.

         The search can be made by title, subject or author for any reference materials. Currently all reference materials are in English. However, the Company intends to develop a global reference site in Spanish, French, German, Italian, etc. The Company intends to register its viewers and may charge a subscription fee in the future.

         Cash and Cash Equivalents - Bookdigital.com, Inc. maintains a bank account and a petty cash fund, both of which it classifies as cash for purposes of the statement of cash flows.

         Investment Securities - Marketable equity securities are classified as "available for sale" and are carried at fair value, with unrealized gains and losses reported in other comprehensive income.

         Realized gains and losses and declines in value judged to be other than temporary are included in earnings. The specific identification method is utilized in determining the cost of a security that has been sold.

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENT

                                  June 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property, Equipment - Property, equipment and leasehold improvements are carried at cost, maintenance and repairs are charged to operations. Depreciation and amortization expense are computed on a straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are:

         Furniture and Fixtures              7-10 years
         Equipment                           3-5 years
         Leasehold Improvements              15 years

         Common Stock - Common stock issued by the company as payment for services has been valued by management at the estimated fair market value of the stock existing at the time of its issuance.

         Basic and Diluted Net Income (Loss) per Share - Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is also computed using the weighted average number of common shares outstanding during the period, including conversion of any warrants to equivalent common stock.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

         Advertising - Advertising costs are expensed when incurred.

         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and asset are determined based upon the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. Current income taxes are based upon the year's taxable income for federal and state income tax reporting purposes.

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENT

                                  June 30, 2000


NOTE 2 - BUSINESS COMBINATION

         In June, 2000 the Company merged with Bookdigital.com, Inc. The merger was accounted for by the pooling-of-interests method. Shares were exchanged on a one for one basis to effect the merger. As part of the transaction, there was a 3-to-1 reverse stock split after which there are 4,616,034 of common stock outstanding.

         Prior to the merger, Medical Management Systems, Inc. had no operating activity. Bookdigital.com, Inc. had no operating income in prior periods and accumulated losses of $(2,519,039). During the quarter in which the merger took place, MMSI had no income or expenses and Bookdigital had no operating income and expenses of $956,693.

         There were no adjustments to net assets, no changes to retained earnings or either Company as a result of the merger. There were no changes in income or revenues as previously reported by MMSI.


NOTE 3 - INVESTMENTS

         At June 30, 2000 gross unrealized gains and losses on marketable securities were as follows:

         Gross unrealized gains             $475
         Gross unrealized losses            $  0


NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock - The Company is authorized to issue 40,000,000 common shares, $0.001 par value per share and 4,616,034 shares of common stock are issued and outstanding. The holders of common stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than 50% of the shares voting for the election of director can elect all of the directors, if they choose to do so. The common stock is not redeemable and has no conversion or pre-emptive rights. There are no sinking fund provisions. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any.

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENT

                                  June 30, 2000


NOTE 4 - STOCKHOLDERS' EQUITY (Continued)

         Warrants - Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of 120% of the initial public offering price (the "Exercise Price") during the two-year period commencing March 30, 1999 ("Exercise Period"). The Class A warrants are subject to redemption by the company at a price of $0.10 per warrant, at any time on twenty-day prior written notice provided the closing bid price of the common stock is at least 120% of the exercise price for twenty consecutive trading days ending three days prior to the date that notice of redemption was given to warrant holders. The shares and Class A warrants shall be detachable and separately tradable as determined by the company. These warrants will have a one-year holding period. They may be exercised any time after this one-year period, up to the expiration period of two years.


NOTE 5 - INCOME TAXES

         Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made. At June 30, 2000, a deferred tax asset has not been recorded due to the company's lack of operations to provide income to use the net operating loss carryover of $(2,519,039) which start expiring in 2019.


NOTE 6 - CONTINGENCIES

         The Company is not currently aware of any other legal proceedings or claims that the company believes will have, individually or in the aggregate, a material adverse effect on the company's financial position or results of operations.


NOTE 7 - COMMITMENT

         In September, 1999, the Company entered into a lease for office space. The term of the lease is from October 1, 1999 to December 31, 2007. The lease has annual increases of 3%. Minimum annual rentals for the year ending March 31 are:

                  2001                 $ 29,451
                  2002                   47,088
                  2003                   50,874
                  2004                   52,767
                  2005                   54,585
                                      ----------
                                       $234,765
                                      ==========

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENT

                                  June 30, 2000


NOTE 8 -  SUBSEQUENT EVENTS

         In July, 2000 the name of the Company was changed by a vote of the majority of shareholders to Dominix, Inc. and was reincorporated as a Delaware corporation.

                                     PART 11
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no material legal proceedings commenced or maintained by, or against, the Company.

Item 2.  Change in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         The Company has no debt securities outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted for a vote of the security holders during the period covered by this report.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         No reports were filed on Form 8-K during the quarter ended
         June 30, 2000.