Form 10-Q/A
period 2000-06-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 2000-08-23
CIK 824104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

         Dated this 22nd day of August, 2000.

                                       MEDICAL MANAGEMENT SYSTEMS, INC.
                                       (the "Registrant")

                                       BY:  /s/Ray Vahab
                                            ------------------------------------
                                            Ray Vahab
                                            Chief Executive Officer and Chairman
                                            of the Board