Form 10-Q/A
period 2000-06-30
MEDICAL MANAGEMENT SYSTEMS INC
filed 2000-09-08
CIK 824104

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
------------------------------------- ------------- -------------- ----------------- -------------------- --------------
------------------------------------- ------------- -------------- ----------------- -------------------- --------------

                                       4

                        MEDICAL MANAGEMENT SYSTEMS, INC.

                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                March 26,
                                                                                  April 1,         1999
                                                                                  2000 to      (inception)
                                                                                  June 30,     to June 30,
                                                                                    2000           2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                                                  $(956,836)   $ (2,518,896)
     Adjustments to Reconcile Net (Loss) to Net Cash Used by Operating
      Activities
       Depreciation                                                                  4,000          11,031
       Amortization                                                                    271             542
     Changes in Operating Assets and Liabilities:
       (Increase) in Software Costs                                               (163,653)     (2,884,556)
       (Increase) in Security Deposits                                                   0         (27,601)
       Increase in Accounts Payable                                                 97,501         179,225
       Increase in Payroll Taxes Payable                                            21,533          22,610
----------------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                             (997,184)     (5,217,645)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Furniture and Fixtures                                             (4,543)        (24,794)
     Purchase of Equipment                                                         (52,694)       (111,376)
     Leasehold Improvements                                                              0         (16,250)
     Other Assets                                                                  (11,202)        (11,202)
     Proceeds from Sale of Securities                                                    0       6,263,344
     Purchase of Securities                                                              0      (6,265,487)
     Purchase Investment                                                                 0          (5,000)
----------------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                              (68,439)       (170,765)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Issuance of Common Stock                                      1,467,048       5,611,471
     Issuance of Warrants                                                                0         213,204
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,467,048       5,611,471
----------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                               401,425         436,265

CASH - Beginning                                                                    34,840               0
----------------------------------------------------------------------------------------------------------

CASH - Ending                                                                    $ 436,265    $    436,265
----------------------------------------------------------------------------------------------------------

Supplemental Disclosure:
     Interest Paid                                                               $       0    $        888
----------------------------------------------------------------------------------------------------------

NONCASH INVESTING ACTIVITIES:
     Issuance of Common Stock for Services by Officer                            $ 215,412    $    215,412
     Issuance of Common Stock for Services included in Software Costs                    0       2,718,400
     Issuance of Warrants for Services included in Software Costs                        0         213,204
----------------------------------------------------------------------------------------------------------

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