Form 10-Q
period 2000-09-30
DOMINIX INC
filed 2000-11-14
CIK 824104

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2000

                  Commission file number 0-29462

                                  DOMINIX, INC.
             (Exact name of Registrant as specified in its charter.)

          DELAWARE                                              13-4127624
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                              142 West 36th Street
                        New York, New York 10018 (Address
              of principal executive offices, including zip code.)

                                 (212) 268-5600
               Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [x]                 NO [   ]

The number of shares outstanding of the Registrant's Common Stock, .0001 par value per share, at September 30, 2000 was 6,488,685.

                                  DOMINIX, INC.


ORGANIZATION

   Medical Management Systems, Inc. (MMSI) was a Colorado corporation. It was initially incorporated as Apache Investments. The name was changed in 1991 to Dog World, Inc. and in 1995 this name was changed to Medical Management Systems, Inc. On April 17, 2000 an agreement was signed whereby BookDigital.com ("BookDigital") directors became directors of MMSI and the MMSI directors resigned. As part of the transaction, BookDigital agreed to pay $200,000 to MMSI to satisfy unpaid wages. MMSI also agreed to execute an exchange offer for BookDigital. The exchange offer was completed on June 30, 2000.

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

   The Company's other internet sites are www.bookdigitalschools.com and www.lawxpressusa.com. Bookdigitalschools.com serving educational centers such as schools k-12 in order to enhance quality of education for students. Lawxpressusa.com is intended to provide legal and business research to attorneys nationwide.


SUBSEQUENT EVENTS

The Company entered into an agreement with the major shareholder of Syndata, Inc., a developer of Encryption Software, to acquire his interest in exchange for stock of Dominix, Inc.

Subsequent to September 30, 2000, the Company issued 77,100 shares of its stock for cash and services valued at between $4.00 and $5.88 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarter ended September 30, 2000 and September 30, 1999

As the Company's operation for the quarter ended September 30, 2000 is not comparable to the quarter ended September 30, 1999, no meaningful comparisons can be made. Bookdigital.com is a development stage company, and as such, has not generated any significant revenues to date.

Liquidity and Capital Resources.

The Company had $260,856 in cash as of the quarter ended September 30, 2000. The Company anticipates raising additional capital, which will be required in order to continue operations.

                                                                                   DOMINIX, INC.
                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                   BALANCE SHEET
                                                                                     (UNAUDITED)
                                                                                   SEPTEMBER 30,
================================================================================================
                                                                                        2000
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash                                                                           $   260,856
     Marketable Equity Securities                                                         2,143

------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                    262,999
------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Furniture and Fixtures                                                              37,252
     Equipment                                                                          118,188
     Leasehold Improvements                                                              22,380
     Software Costs                                                                   3,080,853
     Accumulated Depreciation, Amortization                                             (15,497)
------------------------------------------------------------------------------------------------

TOTAL PROPERTY AND EQUIPMENT                                                          3,247,102
------------------------------------------------------------------------------------------------

OTHER ASSETS
     Investment                                                                          11,202
     Other                                                                                5,000
     Security Deposits                                                                  153,337
------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                                      169,539
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $ 3,679,640
================================================================================================

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                                                               $   208,724
     Payroll Taxes Payable                                                               32,112
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               240,836
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
      Preferred Stock - $.001 Par Value; 5,000,000 Shares Authorized;
              0 Shares Issued and Outstanding
     Common Stock - $.001 Par Value; 20,000,000 Shares
         Authorized; 6,488,685 Shares Issued and Outstanding                              6,489
     Paid-in Capital                                                                  6,743,473
     Retained (Deficit) Accumulated during Development Stage                         (3,311,158)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                            3,438,807
------------------------------------------------------------------------------------------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                            $ 3,679,640
================================================================================================


                                                                                       DOMINIX, INC.
                                                                       (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                                                                         (UNAUDITED)
                                                                                      FOR THE PERIOD
====================================================================================================
                                                              July 1,      July 1,      March 25, 1999
                                                              2000 to      1999 to       (inception)
                                                              Sept. 30,    Sept. 30,     to Sept. 30,
                                                                2000         1999            2000
----------------------------------------------------------------------------------------------------
REVENUES
     Sales                                                   $    2,320    $        0    $      490
----------------------------------------------------------------------------------------------------

EXPENSES
     Officer's Compensation                                     503,891        54,684     1,002,923
     Management, Administrative Salaries                         12,523         7,248       188,675
     Programming                                                      0         5,169       143,561
     Commission                                                       0             0        61,000
     Employee Benefits                                            4,721             0        17,831
     Consulting Fees                                            108,524        61,708       295,066
     Advertising, Printing                                        8,981             0        48,373
     Insurance                                                   12,702         1,418        30,920
     Office Expenses                                             16,150         1,632        67,875
     Professional Fee - Public Relations                            611         6,000        58,611
     Professional Fee - Accounting                                1,510             0        30,710
     Professional Fee - Legal                                    25,775        17,000       136,803
     Professional Fee - Other                                         0        34,980       116,579
     IPO Expenses                                                     0        52,853       221,920
     Software Expense                                                 0         5,312        10,136
     Rent                                                        27,034         6,088        92,104
     Retainer Fee                                                     0        10,000        65,000
     Stock/Registration Fees                                      2,359         2,848        32,429
     Advertising - Internet                                       2,252        24,500        44,252
     Depreciation Expense, Amortization                           3,000             0        14,573
     Payroll Tax Expense                                          2,987         6,733        77,017
     Miscellaneous                                               26,035        27,809        40,109
     Telephone Expenses                                          11,539         5,323        35,475
     Training, Education                                              0             0         9,337
     Contributions                                                    0             0        90,000
     Travel, Entertainment                                       26,688           218        46,522
----------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                  797,582       331,523     2,978,101
----------------------------------------------------------------------------------------------------

                                                                                            DOMINIX, INC.
                                                                            (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE (CONTINUED)
                                                                                              (UNAUDITED)
                                                                                           FOR THE PERIOD
=========================================================================================================
                                                               July 1,        July 1,      March 25, 1999
                                                               2000 to        1999 to       (inception)
                                                               Sept. 30,      Sept. 30,     to Sept. 30,
                                                                 2000           1999            2000
---------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
     Interest Income                                         $         0     $     1,366     $     2,979
     Gain on Sale of Marketable Securities                             0         (60,192)         36,792
     Shareholder Meeting                                               0               0               0
     Interest Expense                                                  0            (382)         (1,313)
---------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                                           0         (59,208)         (6,507)

NET (LOSS)                                                      (795,262)       (390,731)     (2,981,798)

PRIOR PERIOD ADJUSTMENT
     Start-up Costs                                                    0               0        (332,978)

OTHER COMPREHENSIVE INCOME
     Unrealized Gain on Securities                                     0               0             475
---------------------------------------------------------------------------------------------------------

COMPREHENSIVE (LOSS)                                         $  (795,262)    $  (393,296)    $(3,314,301)
=========================================================================================================

(Loss) per Share - Basic                                     $      (.12)    $      (.09)    $      (.51)

(Loss) per Share - Diluted                                   $      (.12)    $      (.09)    $      (.51)

Shares Used in Per Share Calculation - Basic                   6,488,685       4,616,034       6,488,685

Shares Used in Per Share Calculation - Diluted                 6,488,685       4,616,034       6,488,685
=========================================================================================================


                                                                                                        DOMINIX, INC.
                                                                                        (A DEVELOPMENT STAGE COMPANY)
                                                                                              STATEMENT OF CASH FLOWS
                                                                                                          (UNAUDITED)
=====================================================================================================================
                                                                                                      March 26, 1999
                                                                                      July 1, 2000    (inception) to
                                                                                      to Sept 30,         Sept 30,
                                                                                          2000              2000
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                                                         $  (795,262)     $(2,518,896)
     Adjustments to Reconcile Net (Loss) to Net Cash Used by Operating
      Activities
       Depreciation                                                                           2,870           11,031
       Amortization                                                                             271              542
     Changes in Operating Assets and Liabilities:
       (Increase) in Software Costs                                                        (196,297)      (2,884,556)
       (Increase) in Security Deposits                                                     (125,736)         (27,601)
       Increase in Accounts Payable                                                          39,001          179,225
       Increase in Payroll Taxes Payable                                                          0           22,610
---------------------------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                                    (1,075,153)      (5,217,645)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Furniture and Fixtures                                                     (12,458)         (24,794)
     Purchase of Equipment                                                                   (6,812)        (111,376
     Leasehold Improvements                                                                  (6,130)         (16,250)
     Other Assets                                                                                 0)         (11,202)
     Proceeds from Sale of Securities                                                             0        6,263,344
     Purchase of Securities                                                                       0       (6,265,487)
     Purchase Investment                                                                          0           (5,000)
---------------------------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                                       (25,400)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Issuance of Common Stock                                                 925,144        5,611,471
     Issuance of Warrants                                                                         0          213,204
---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   925,144
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                            (175,409)         436,265

CASH - BEGINNING                                                                            436,265                0
---------------------------------------------------------------------------------------------------------------------

CASH - ENDING                                                                           $   260,856      $   436,265
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE:
     Interest Paid                                                                      $         0      $       888
---------------------------------------------------------------------------------------------------------------------

NONCASH INVESTING ACTIVITIES:
     Issuance of Common Stock for Services by Officer                                   $       435      $   215,412
     Issuance of Common Stock for Services included in Software Costs                             0        2,718,400
     Issuance of Warrants for Services included in Software Costs                                 0          213,204
=====================================================================================================================
                                       F-4

                                                                   DOMINIX, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                    NOTES TO FINANCIAL STATEMENT
                                                                     (UNUADITED)
                                                              SEPTEMBER 30, 2000
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         HISTORY AND BUSINESS ACTIVITY - Medical Management Systems, Inc. (MMSI) was a Colorado corporation. It was initially incorporated as Apache Investments. The name was changed in 1991 to Dog World, Inc. and in 1995 this name was changed to Medical Management Systems, Inc. On April 17, 2000 an agreement was signed whereby BookDigital.com ("BookDigital") directors became directors of MMSI and the MMSI directors resigned. As part of the transaction, BookDigital paid $200,000 to MMSI to satisfy unpaid wages. MMSI also agreed to execute an exchange offer for BookDigital. The exchange offer was completed on June 30, 2000. In July, 2000 the shares of Medical Management Systems, Inc. were exchanged on a one-for-one basis with Dominix, Inc. becoming the surviving corporation.

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

         The Company's other internet sites are www.bookdigitalschools.com and www.lawxpressusa.com. Bookdigitalschools.com serving educational centers such as schools k-12 in order to enhance quality of education for students. Lawxpressusa.com is intended to provide legal and business research to attorneys nationwide.

         CASH AND CASH EQUIVALENTS - Dominix, Inc. maintains a bank account and a petty cash fund, both of which it classifies as cash for purposes of the statement of cash flows.

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

                                                                   DOMINIX, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                    NOTES TO FINANCIAL STATEMENT
                                                                     (UNAUDITED)
                                                              SEPTEMBER 30, 2000
================================================================================

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

         OTHER - In accordance with Item 310(b) of Regulation S-B, it is the opinion of management that all adjustments necessary in order to make the financial statements not misleading have been made.

                                                                   DOMINIX, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                    NOTES TO FINANCIAL STATEMENT
                                                                     (UNAUDITED)
                                                              SEPTEMBER 30, 2000
================================================================================

NOTE 2 - BUSINESS COMBINATION

         In June, 2000 BookDigital.com completed an exchange offer with Medical Management Systems, Inc. which was accounted for by the pooling-of-interests method. .3113 shares of Medical Management Systems Inc. were exchanged for each share of BookDigital in the exchange offer. In the exchange offer, Medical Management issued as aggregate of 4,616,034 in exchange for 14,828,249 shares of BookDigital which represented 99.7% of the outstanding shares of BookDigital. In July, 2000 the shares of Medical Management Systems, Inc. were exchanged on a one-for-one basis with Dominix, Inc. becoming the surviving corporation.

         Prior to the exchange offer, Medical Management Systems, Inc. had no operating activity. Bookdigital.com, Inc. had no operating income in prior periods and accumulated losses of $(2,519,039). During the quarter in which the merger took place, MMSI had no income or expenses and Bookdigital had no operating income and expenses of $956,693.

         There were no adjustments to net assets, no changes to retained earnings or either Company as a result of the merger. There were no changes in income or revenues as previously reported by MMSI.

NOTE 3 - INVESTMENTS

         At September 30, 2000 gross unrealized gains and losses on marketable securities were as follows:

         Gross unrealized gains             $  475
         Gross unrealized losses            $    0

NOTE 4 - STOCKHOLDERS' EQUITY

         COMMON STOCK - The Company is authorized to issue 5,000,000 preferred shares, $0.001 par value per share and 0 shares of preferred stock are issued and outstanding and 20,000,000 common shares, $0.001 par value per share and 6,488,685 shares of common stock are issued and outstanding. The holders of common stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than 50% of the shares voting for the election of director can elect all of the directors, if they choose to do so. The common stock is not redeemable and has no conversion or pre-emptive rights. There are no sinking fund provisions. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any.

                                                                   DOMINIX, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                    NOTES TO FINANCIAL STATEMENT
                                                                     (UNAUDITED)
                                                              SEPTEMBER 30, 2000
================================================================================

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

         WARRANTS - Each Class A warrant entitles the holder to purchase one share of common stock at an exercise price of during the one-year period commencing October 1, 1999 ("Exercise Period"). The Class A warrants are subject to redemption by the company at a price of $0.10 per warrant, at any time on twenty-day prior written notice provided the closing bid price of the common stock is at least 120% of the exercise price for twenty consecutive trading days ending three days prior to the date that notice of redemption was given to warrant holders. The shares and Class A warrants shall be detachable and separately tradable as determined by the company.

NOTE 5 - INCOME TAXES

         Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made. At September 30, 2000, a deferred tax asset has not been recorded due to the company's lack of operations to provide income to use the net operating loss carryover of $(3,314,776) which start expiring in 2019.

NOTE 6 - CONTINGENCIES

         The Company is not currently aware of any other legal proceedings or claims that the company believes will have, individually or in the aggregate, a material adverse effect on the company's financial position or results of operations.

NOTE 7 - COMMITMENT

         In September, 1999, the Company entered into a lease for office space. The term of the lease is from October 1, 1999 to December 31, 2007. The lease has annual increases of 3%. Effective September 1, 2000 the Company entered into a separate lease for additional office space. The lease expires on August 31, 2005. The lease has annual increases of 4%. Minimum annual rentals for the year ending December 31 are:

                  2001                $  248,451
                  2002                   274,848
                  2003                   287,744
                  2004                   299,112
                  2005                   310,784
                                      ----------
                                      $1,420,939

                                                                   DOMINIX, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                    NOTES TO FINANCIAL STATEMENT
                                                                     (UNAUDITED)
                                                              SEPTEMBER 30, 2000
================================================================================

NOTE 8 -  SUBSEQUENT EVENTS

         The Company entered into an agreement with the major shareholder of Syndata, Inc., a developer of Encryption Software, to acquire his interest in exchange for stock of Dominix, Inc.

         Subsequent to September 30, 2000, the Company issued 77,100 shares of its stock for cash, products and services valued at between $4.00 and $5.88 per share.

                                     PART II
                                OTHER INFORMATION

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

         No reports were filed on Form 8-K during the quarter ended September 30, 2000.

         EXHIBIT INDEX

Exhibit
   No.            Description.

27       Financial Data Schedule


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated this 13th day of November, 2000.

                                            DOMINIX, INC.
                                            (the "Registrant")

                                            BY: /s/ Ray Vahab
                                               ---------------------------
                                               Ray Vahab
                                               Chief Executive Officer and
                                               Chairman of the Board