Form 10KSB
period 2000-12-31
DOMINIX INC
filed 2001-05-16
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934

    [ ] Transitional  Report  Pursuant  to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                          Commission File No. 000-29462

                                  DOMINIX, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                       39-1765590
---------------------------------        ---------------------------------------
   (State of other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

                 2777 Summer St., Suite 501, Stamford CT, 06903
                    -----------------------------------------
                     Address of principal executive offices

       Registrant's telephone number, including area code:   203-602-1510

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form -KSB. [X]

State  issuer's   revenues  for  its  most  recent   reporting   period  (Fiscal
year).........$0.00

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $3,107,368.69. The bid price of the common stock at that date was $2.0625.

                                  DOMINIX, INC.

                               Form 10-KSB - Index

                   For the Fiscal Year Ended December 31, 2000

PART I                                                                      Page

Item 1.     Business                                                          3
Item 2.     Properties                                                        4
Item 3.     Legal Proceedings                                                 5
Item 4.     Submission of Matter to a Vote of Security Holders                5

PART II

Item 5.     Market of Registrant's Securities and Related
                Stockholder Matters                                           6
Item 6.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7
Item 7.     Consolidated Financial Statements and Supplementary Data          8
Item 8.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                          8

PART III

Item 9.     Directors and Executive Officers of the Registrant                9
Item 10.    Executive Compensation                                           10
Item 11.    Security Ownership of Certain Beneficial Owners and
                Management                                                   11
Item 12     Certain Relationships and Related Transactions                   12


Part IV

Item 13.    Exhibits, Consolidated Financial Statements, Schedules
                and Reports on Form 8-K                                      13

Signatures                                                                   13


         This Form 10-KSB contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on future acquisitions is not unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market ourselves and increase our market share and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.

                                     PART I


Item 1.           DESCRIPTION OF BUSINESS

Dominix, Inc. ("We", "Us" or the "Company") is a Delaware corporation. In May and June 2000 we conducted an Exchange Offer where we acquired over 99% of the stock of Bookdigital.com, Inc.,"(Our Subsidiary") which operates several web sites that make books, primarily reference books, e-education, legal materials, and educational materials available for free and to paid subscribers. Prior to the Exchange Offer we had operated several businesses. Until August 2000, We were a Colorado corporation and Our name was Medical Management Systems, Inc. ("MMGS").

Background:

Medical Management Systems, Inc. (MMGS) was a Colorado corporation. It was initially incorporated as Apache Investments. The name was changed in 1991 to Dog World, Inc. and in 1995 this name was changed to Medical Management Systems, Inc. On April 17, 2000 an agreement was signed whereby BookDigital.com
("BookDigital") directors became directors of MMGS and the MMGS directors resigned. As part of the transaction, BookDigital agreed to pay $200,000 to MMGS to satisfy unpaid wages.

In May and June 2000 MMGS conducted the Exchange Offer for all of the shares of Bookdigital.com. The Exchange Offer provided that each share of Bookdigital.com, Inc. could be exchanged for .31133 of MMGS shares.Over 99% of Bookdigital.com's shares were exchanged for MMGS in the Exchange Offer and the former holders of Bookdigital.com received approximately 93% of MMGS issued and outstanding stock. In August 2000, We completed our reincorporation merger where We became a Delaware corporation named Dominix, Inc. The shares of Medical Management Systems, Inc. were exchanged for the shares of Dominix, Inc. on a one for one basis.

Present Business:

Our current business is operated through Our Subsidiary, Bookdigital.com, Inc. Bookdigital.com Inc., is a Delaware corporation formed in March of 1999 and is a development stage company engaged in certain areas of web commerce. Bookdigital is comprised of three sites/divisions, WWW.BOOKDIGITAL.COM, a general comprehensive online reference site, WWW.BOOKDIGITALSCHOOLS.COM, a site that serves schools, and WWW.LAWXPRESSUSA.COM, an online legal subscription service for attorneys, consultants and paralegals, which is in development.

Our WWW.BOOKDIGITALSCHOOLS.COM web site is designed to serve primary and secondary schools. WWW.BOOKDIGITALSCHOOLS.COM offers schools the "Total Internet Education Solution" "TIES(TM)") internet package which includes a customized school browser, real time and taped tutoring via the Internet, calendaring, chat rooms, community news and activities, school events and other features.

On September 2000, the Company entered into an agreement with the major shareholder of Syndata, Inc., a developer of Encryption Software, to acquire his interest in exchange for stock of Dominix, Inc.

Competition:

Each of Our web sites faces competition from several sources. Certain reference materials offered by our WWW.BOOKDIGITAL.COM web site are available elsewhere on the Internet. We also compete with libraries and non-electronic forms of these works. We try to compete by offering a large selection of non-copyrighted material efficiently organized at one web site. The field is highly competitive, with numerous other providers, and the prospects for a successful operation are contingent upon creating market awareness and market share, of which the Company can not be assured of creating.

WWW.LAWXPRESSUSA.COM is not yet operational, but will face competition from other established companies offering legal research tools, such as Lexis-Nexis and Westlaw and from new companies, such as Louis Law which also offer legal research through the Internet.

WWW.BOOKDIGITALSCHOOLS.COM operates in a highly competitive market characterized by many new entrants. We are seeking to compete by combining our content with a telecommunication solution for schools.

Subsequent Events:

On January 10, 2001, the Company acquired International Controllers, Inc. a privately held Delaware corporation ("ICON") in an exchange of stock transaction with its principal.

Under the terms of the Acquisition, all of the outstanding shares of ICON were exchanged for an aggregate 1,464,000 shares of the Dominix common stock, representing approximately 18% of Registrant's outstanding common stock. All of these shares are owned by Enrique J. Abreu the former principal of ICON. As a result of the transaction, ICON is now a wholly owned subsidiary of the Company. Pursuant to the terms of the transaction, Dominix Chairman and CEO, Ray Vahab, resigned and was replaced by Mr. Abreu. Mr. Vahab also resigned his position as a director of the Company and was replaced by Mr. Abreu.

ICON is an Internet Telephony company that builds and markets eClubsworldwide(TM). ICON's eClubs(TM) are localized business units that use low cost, Internet-based telephony service as the marketing magnet for building ethnic-specific membership and rapidly growing revenues. EClubs are ICON's marketing engines that sell unique but essential products and services to ethnic communities and country-specific businesses throughout the world. The foundation of each eClub is technology invented by ICON. The IQ-150(TM) Intelligent Switch and IQ-Business Solutions(TM) allow each eClub to provide Internet telephone service to members who want to call home. Each eClubs' country-specific rate plan is a price leader in its market--creating growth magnets for membership.

ICON's headquarters is currently located at 2777 Summer Street in Stamford, Connecticut, which has 4,100 square feet of office space. The offices accommodate corporate staff, engineering lab, and network operations center
(NOC). The Company has switching facilities and call centers located in Stamford, Connecticut, New York City, Los Angeles, Manila (Philippines), Moscow and St. Petersburg (Russia), and Caracas(Venezuela).

Due to the current state of decline of the Internet industry, Dominix has halted development of its www.bookdigital.com, www.bookdigitalschools.com, www.lawxpress.com web sites. The company has instead used its marketing expertise as well as newly acquired telecommunication infrastructure capabilities (through the acquisition of ICON), to focus on garnering e-rate contracts. As such, on January 18, 2001, Dominix has able to sign contracts in excess of $2,300,000 for the telecommunication infrastructure build-out of ten schools in Puerto Rico and one school in New York.

On February 14, 2001, Dominix rescinded its agreement to acquire Syndata Technologies, Inc.


Item 2.           DESCRIPTION OF PROPERTY

The company's executive office consists of approximately 7,500 square feet located at 142 West 36th Street - 2nd Floor, New York, New York and we lease this these premises under a 5 year lease expiring August 2005. The monthly rental is presently $18,150 and will increase at 4% per year. We will also be responsible for our proportionate share of the increase in real estate taxes.

The Company also leases approximately 3,000 square feet at 647 Franklin Avenue, Garden City, New York, which is used for sales and marketing. This space is leased through February 2003 with a base rent of $2,750 per month which will increase approximately 5% per year.

The Company also leases approximately 1,850 square feet of space at 65 Broadway, New York, New York, which is used for programming. This space is leased through December 2007 with a current base rent of $2,992.50 per month. We will also be responsible for our proportionate share of the increase in real estate taxes.

Subsequent Events:

As of the year 2001, the company has terminated its lease and vacated its former offices as well as its main location at 142 West 36th Street in New York City and consolidated its operations with its subsidiary, which is located at 2777 Summer St. Stamford CT 06903. The company through it's International Controllers
(ICON) subsidiary has a five (5) year lease on the current office space which started on October 1998. The office consists of approximately 4,100 square feet and the current monthly costs which include rental, utilities and property taxes amount to approximately $9,100 dollars.

ICON's headquarters accommodate corporate staff, engineering lab, and network operations center (NOC). The Company has switching facilities and call centers located in Stamford, Connecticut, New York City, Los Angeles, Manila (Philippines), Moscow and St. Petersburg (Russia), and Caracas (Venezuela).


Item 3.           LEGAL PROCEEDINGS

Bookdigital.com, a subsidiary of Dominix, is presently involved in an arbitration proceeding with a former employee (Mr. Colucci) alleging improper termination and demanding pay for the remainder of contract. A decision in the arbitration case is expected in May 2001.

Subsequent Events:

There is a possible legal action with respect to the former Chairman, CEO and consultant, Ray Vahab. There is also a possible legal action with respect to the former Director and President of the company Zhara Yamani. Both Mr. Vahab and Ms. Yamani were terminated for cause. The company is currently investigating possibility of litigation for improper activities as well as improper distribution of stock.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2000.

Subsequent Events:

In the first quarter of 2001, the shareholders were asked to vote on the amendment to the certificate of incorporation and forward split, as set forth in the Schedule 14C Information Schedule, dated April 19, 2001, incorporated by reference herein

In March 2001, the Corporation's Board of Directors and major shareholders decided to amend the Certificate of Incorporation and increase the authorized number of shares of the Corporation to 200,000,000 million common shares and 5,000,000 preferred shares. At the same time the Corporation's Board of Directors, and various major shareholders discussed and agreed to declare a forward split of the shares of common stock of ten (10) shares for each one (1) share owned.

                                     PART II

Item 5.           MARKET FOR  REGISTRANT'S  SECURITIES  AND RELATED  STOCKHOLDER
                  MATTERS

Our common stock is traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol DMNX. Until early August, 2000, Our common stock traded under the symbol MMGS. The table shows the high and low bid of Our common stock since November 3, 1998, when MMGS' common stock began trading.

         QUARTER ENDED                       BID
         -------------                       ---
                                     HIGH            LOW
                                     ----            ---
         1998
         ----
                  12/31              0.00           0.00

         1999
         ----
                   3/31              1.00           0.00*
                   6/30              1.00           0.00*
                   9/30              1.00           0.00*
                  12/31              1.00           0.00*

         2000
         ----
                   3/31              5.00           0.00*
                   6/30             11.00           5.00
                   9/30              7.75           5.00
                  12/31              6.5            2.0625

*MMGS stock was not trading on a regular basis before the exchange offer with Bookdigital.com. There were days that the volume would be zero.

On December 31, 2000, the closing bid price for Our common stock was $2.0625 and there were 4,405,718 shares issued and outstanding. For the years, 1999 and 2000, Our common stock has traded sporadically.

As of April 15, 2001, the Company has approximately 200 holders of record of its Common Stock. The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company declared a ten (10) for one (1) forward split which was effective as of April 30, 2001.

Recent Sales of Unregistered Securities:

In April, 2000 the Company issued 200,000 options with an exercise price of $.50 to two of its former officers and directors. These transactions were exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of section 4(2) thereof as a transaction by an issuer no involving any public offering.

In July, 2000, the Company issued an aggregate of 3,694,649 shares of Common Stock to the holders of common stock of Bookdigital.com, Inc. pursuant to an exchange offer. The exchange offer was conducted in accordance with Rule 506 of Regulation D under the Exchange Act and was Exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of section 4(2) thereof as a transaction by an issuer no involving any public offering. In addition, the holders of the Bookdigital.com Class B warrants were given the right to exchange their warrants for Dominix warrants at an exchange ratio of
 .3113 for an aggregate total of 3,394,649 warrants of Dominix.

During 2000, the Company has issued an aggregate of 717,948 shares to various consultants and vendors for services and products. These shares were valued at from $5.50 to $5.88. These transactions were exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of section 4 thereof as a transaction by an issuer not involving any public offering.

During January 2001, the Company issued a total of 1,945,000 shares for the acquisition of ICON which includes shares to the major owner of ICON (Enrique Abreu), partial payment to ICON debtors, commissions and finders fees. The Company also reserved 255,786 shares to buy-out the ICON employee stock option plan. In addition, Enrique Abreu was given 100,000 options at $6.00 as part of his employment agreement with the Company.

On February 6, 2001, the Company registered on Form S-8, 192,000 shares for various consulting, marketing, legal services as well as partial payments to employees of Bookdigital.com. On February 21, 2001 the Company registered on Form S-8, an additional 445,000 shares for various consulting, marketing, legal services. On March 12, 2001, 382,000 Restricted Shares were issued for various consulting contracts.


Item 6. MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements; Market Data

The discussion in this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and, Results of Operations" below. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Annual Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be assurances that any of our estimates as to our business growth will be achieved.

Results of Operation:

Bookdigital.com, Inc. ("Our Subsidiary" or "Bookdigital") is Our 99% owned subsidiary and conducts all of our operations. Bookdigital.com is a development stage company, and as such, has not generated any significant revenues for the year 2000. Since incorporating, the Company has devoted its efforts to various organizational activities, including efforts to build its various web sites.

During our year ended December 31, 2000 we had an operating loss on a consolidated basis of $8,893,895. The accumulated operating loss since the inception of Bookdigital.com (1999) was $13,160,532. A signification portion of the operating loss can be attributed to stock-based compensation. Sales, General and Administration (SG&A, which includes payroll) was $1,335,034 in 2000 and the accumulated SG&A from 1999 was $2,470,854. Cash pay outs for Consulting fees for 2000 was $461,626 and the accumulated amount since 1999 was $577,038.

In order for us to pay our operating expenses during 2000, the Company raised in various private placement activities a total proceeds of $2,128,250 in 2000. In addition the Company also raised a gross proceeds of $1,.074,157 for private placement activities in 1999 which brings the accumulated sum raised to $3,202,407 since 1999. The company also had loans totaling $344,771 made in the last quarter of 2000.

Liquidity and Capital Resources.

At December 31, 2000 we had total current assets of $18,162 and total assets of $263,073. Our total current liabilities were $575,742 at December 31, 2000, a large portion of which are short term notes payable of $344,771. The accounts payable at December 21, 2000 was $230,971. Our cash flow used by our operating activities were $2,079,688 during 2000 which is used primarily for Sales, General and Administration as well as Consulting fees.

In order to assist us in paying our operating expenses during 2000 and 1999, we utilized cash flows provided by financing activities as follows: $2,128,250 from private placement activities in 2000 and $1,074,157 in 1999. In addition, we received financing proceeds from loans of $344,771 in 2000. While we were able to raise $3,202,407 from private placement activities in 2000 and 1999, there can be no assurance that we will be able to continue to raise funds from third-party financing at terms satisfactory to us.

While the Company has no significant revenue to date, it is depending on its ability to generate revenue from the selling of its e-education solution ties program to schools and use its telecommunication and integration skills to acquire universal service fund/e-rate systems plan contracts which are federal government programs to subsidize the networking, telecommunications, and infrastructure build-out of schools, or enter into any or a sufficient number of joint ventures.

While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning during 2001. No assurance can be given that the Company can continue to obtain any working capital or sell all or any of its securities, or obtain a loan against its securities, or if obtained that such funding will not cause substantial dilution to shareholders of the Company. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plan


Item 7.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reports are contained starting Page F-1


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 31, 2001, the Company filed a Form 8-K, indicating a change in accountants was effectuated. This was the result of the acquisition of ICON. There are no disagreements that are known with the previous accountants. The appropriate Form 8-K was filed with the following text:


         (a) On January 24, 2001, Registrant dismissed Simon Krowitz Bolin & Associates, P.A. ("SKBAPA") as its independent accountants. This action was approved by Registrant's Board of Directors. During its tenure, SKBAPA did not issue a report on Registrant's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

         During the period of its engagement, there were no disagreements between Registrant and SKBAPA on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of SKBAPA, would have caused it to make reference to the subject matter of the disagreement in connection with its opinion.

         The disclosure contained herein has been submitted to SKBAPA for its review and for it to have an opportunity to comment on the disclosure.

         (b) On January 24, 2001 Registrant engaged Grassi & Co., CPAs, P.C. ("Grassi") as its independent accountant for the fiscal year ending December 31, 2000. Prior to the engagement, Registrant did not consult with Grassi regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Registrant's financial statements.


                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS

As of December 2000, the following sets forth the names of the Company's directors and officers.

NAME                       AGE      POSITION
----                       ---      --------

Ray Vahab                  52       Chairman, CEO and a Director
Zahra Yamani               29       Director, President and Secretary

RAY VAHAB has been an officer and director of Director of Bookdigital since December 1999 and an officer and director of the Company since April 2000. Mr. Vahab's experience is in the areas of business and finance for the past twenty years. Mr. Vahab was also the Senior Managing Director of First Madison
Securities, Inc., a NASD member firm from 1995 to February 2000. He has been involved in advising and assisting private and public companies in their growth, financing, capital structuring and mergers and acquisitions. Mr. Vahab is a graduate of Isfahan University and holds a Doctorate degree in Pharmacy.

ZAHRA YAMANI has been an officer and a director of Bookdigital since its inception and an officer and a director of the Company since April 2000. Ms. Yamani has experience in research and development in the areas of physics and computation technology. She is currently completing her Ph.D. in research on high temperature super conductivity from the University of Toronto. Ms. Yamani has been a research assistant in the physics department of the University of Toronto since 1998. From 1992 to 1998 Ms. Yamani was a teaching assistant in the physics department of Sharif University of Technology in Iran.

Subsequent Events:

On January 10, 2001, and pursuant to an acquisition agreement of ICON, Dominix Chairman and CEO, Ray Vahab, resigned and was replaced by Mr. Abreu. Mr. Vahab also resigned his position as a director of the Company and was replaced by Mr. Abreu. Mr Vahab remained as consultant to the Company.

Due diligence by the current management as well results of the formal audit of the Corporation revealed improper business practices and improper distribution of stock. As a result, on April 2001, Enrique Abreu, the Company's Chairman, terminated Zhara Yamini as a Director and Officer of the Corporation for cause as well as terminated Ray Vahab's consulting contract for cause. As the sole remaining member of the Board of Directors, he appointed to the Board, Mr. Ric Cmiel and Maya Likar.

Currently the Board of Directors is comprised of the followiing:

                  Name                      Age               Position
                  -------------             ---               --------
                  Enrique Abreu             42                CEO, Chairman
                  Ric Cmiel                 43                Director
                  Maya Likar                52                Director


Enrique J. Abreu: Chairman and Chief Executive Officer
         Abreu has over 15 years of advanced hardware and software development design experience. Mr. Abreu oversees the development of the circuit design, software design, and systems integration of ICON intelligent switches. Prior to founding ICON, Abreu was a key member in the development of the IPC Tradenet MX, the premier trading turret switch used on Wall Street's trading floors today. At ITT's Advanced Research Center, Abreu became a Lead Principal Engineer in the Parallel Processing Project that produced the single largest parallel microprocessor developed by ITT. He holds patents in several circuit designs. Education includes MSEE, University of Pennsylvania. BS (Magna Cum Laude) ME and EE, University of the Philippines.

Richard  Cmiel:   Director and Consultant
         Cmiel manages the development and positioning of eClubsworldwide on behalf of ICON/Dominix. Cmiel originates and negotiates strategic partnerships, marketing alliances, and business development opportunities. He has extensive experience in ethnic marketing and international business as well as sales management, inbound and outbound telemarketing, and consumer marketing programs. He is also responsible for corporate images and communications. Prior to joining ICON/Dominix, Cmiel has held executive management positions at Destia, a $600 million international communications company, and at the Comtel Computer Corporation. Education includes BA Communications, University of Hartford and Project Management at Hartford Graduate Center. Member MIT Technology Club, Yale University, and Connecticut Technology Council.

Maya Likar: Director
         Ms. Likar is presently the tax counsel at Banco de Roma and has been working for the Bank since 1993. Prior to her present position, Ms. Likar worked as the Vice President for Tax matters for National Australia Bank and with Peat Marwick KMPG. Ms. Likar is a member of the American Bar Association. She has a JD from Boston College, Master in Accounting from Northeastern University and a BA from Tufts University.


Item 10.          EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the executives and officers of the Company as of December 31, 2000.

                               2000             1999              1998
                               ----             ----              ----
Don Rose                       39,919           49,616            0
Ray Vahab                      95,000           0                 0
John C. Lee                    75,000           0                 0
Philip J. Davis                75,000           0                 0
Charles Van Gundy              50,000           0                 0
Zahra S. Yamani                11,375           43,750            0

Notes:

(a) John Lee, Philip Davis, and Charles Van Gundy were executives of MMGS and are no longer executives of the Company
(b) The Company entered into a five year employment agreement with Ray Vahab, dated as of September 1,2000, which provides compensation of $195,000 during the first year. On January 10, 2001, Mr. Vahab resigned as CEO.


Item 11.          SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

At April 15, 2001, prior to the forward 10 for 1 split of the shares, there were 7,208,701 shares issued and outstanding. The following table sets forth certain information concerning the beneficial ownership of the Common Stock, (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.




Name of Beneficial      Amount and Nature                    Percent of Class
Owner                   of Beneficial Ownership Common(1)    Common
-----------------       --------------------------------     ----------------
Enrique J. Abreu                    1,464,000                       20.3%
Ray Vahab                             160,656 (2)                    2.2%
Zahra S. Yamini                     1,773,336 (3)                   24.6%
Homework 911.com, Inc.                965,123                       13.4%
Ric Cmiel                             100,000                        1.4%
Maya Likar                              2,000                        0.0%


All officers and directors
as a group                          4,465,115 (2)(3)                61.9%

(1) Beneficial ownership of the Common Stock has been determined for this purpose in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), under which a person is deemed to be the beneficial owner of securities if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership within 60 days.
(2) These shares are owned by the Ray Vahab Trust. Ray Vahab was a former CEO and Chairman of the Company. Ray Vahab also has 1,922,660 options with an exercise price of $.0001 per share. Current Management is disputing the validity and vesting of these options.
(3) Zahra S. Yamani, is the sole officer and director of Knightsbridge Capital, Inc., as well as its controlling shareholder. 1,262,754 of Ms. Yamani's shares are held by Knightsbridge. Current management is also investigating the validity of shares issued to Ms. Yamani and Knightsbridge Capital.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April, 2000, in connection with their resignation as officers and directors of MMGS, each of Phillip J. Davis and John C. Lee were granted options to purchase 100,000 shares of Our Common Stock at $.50.

On October 1, 2000, Ray Vahab lent $70,000 for working capital. The loan is evidenced by a Note bearing interest at 8% per annum and is convertible into our Common Stock at Mr. Vahab's option at 70% of the then market price for Our Common Stock. In addition, between November and December 2000, Jonathan Daniels Inc (A company controlled by Ray Vahab), lent an aggregate amount of $163,000 for additional working capital.

In connection with the year 2000 private placement of BookDigital, a company controlled by the Company's former CEO received placement and other fees of approximately $208,000.


                                     Part IV

Item 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


 (a) The following documents are filed as part of this report:

         (1)(2)  CONSOLIDATED   FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT
SCHEDULES.

         A list of the Consolidated Financial Statements filed as part of this Report is set forth in Item 7 and appears at Page F-1 of this Report; which list is incorporated herein by reference. The Financial Statement Schedules and the Report of Independent Auditors as to Schedules follow the Exhibits.

     (a)(3) EXHIBITS.


All of the items below are incorporated by reference to the Registrant's General Form 10SB and amendments for Registration of Securities as previously filed.

                       EXHIBITS AND SEC REFERENCE NUMBERS


         Number            Title of Document
         ------            -----------------
         2(a)              Certificate of Incorporation (2)
         2(b)              Plan of Merger (2)
         2(c)              Agreement and Plan of Merger (2)
         2(d)              By-Laws (2)
         2(e)              Amended and Restated Certificate of Incorporation (3)


(1)      Filed Herewith.
(2)      Filed as exhibits to Form 8-K, April 14, 2000
(3)      Filed as exhibit to Schedule 14C

(b)     Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date: May 14, 2001     By: /s/ Enrique Abreu
                                    ----------------------------
                                    Enrique Abreu,   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         DATE                         SIGNATURE / TITLE


         Date: May 14, 2001     By: /s/ Enrique Abreu
                                    ----------------------------
                                    Enrique Abreu,   CEO


         Date: May 14, 2001     By: /s/ Enrique Abreu
                                    ----------------------------
                                    Enrique Abreu, Chairman


         Date: May 14, 2001     By: /s/ Ric Cmiel
                                    ----------------------------
                                    Ric Cmiel, Director


         Date: May 14, 2001     By: /s/ Maya Likar
                                    ----------------------------
                                    Maya Likar, Director

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                FINANCIAL REPORT

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 2000

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Page Nos.
                                                                      ---------

INDEPENDENT AUDITORS' REPORT                                          F-1 - F-3


CONSOLIDATED BALANCE SHEET                                               F-4
  At December 31, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5
  For the Years Ended December 31, 1999 and 2000
  For the Period from Inception of Development Stage (January 1,
    1999) to December 31, 2000


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                   F-6 - F-8
  For the Period from Inception of Development Stage (January 1,
    1999) to December 31, 2000


CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-9
  For the Years Ended December 31, 1999 and 2000
  For the Period from Inception of Development Stage (January 1,
    1999) to December 31, 2000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-10 - F-23

Board of Directors and Stockholders
Dominix, Inc.


                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

We have audited the accompanying consolidated balance sheet of Dominix, Inc. and Subsidiary, (a development stage company) (formerly Medical Management Systems, Inc.) (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominix, Inc. (a development stage company) at December 31, 2000 and the results of its operations, changes in stockholders' deficiency and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses from operations since inception and, as of December 31, 2000, had an accumulated deficiency of $312,669 and a deficit accumulated during the development stage of $13,160,532. In addition, the Company is in default on its notes payable. As discussed further in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 9, the Company is a defendant in various lawsuits alleging breach of contract and other matters. It is not possible to predict at this time whether the ultimate awards or settlement will exceed the amount currently provided for by the Company.





                                           GRASSI & CO., CPAs, P.C.

New York, New York
April 27, 2001

                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors of
Bookdigital.com, Inc.
New York, New York


We have audited the statements, not separately presented, of income, changes in stockholders' equity and cash flows of Bookdigital.com, Inc. (a development stage company) for the period from March 25, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we place and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.




SIMON KROWITZ BOLIN & ASSOCIATES, P.A.



April 7, 2000

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
Medical Management Systems, Inc.
Littleton, Colorado


We have audited the consolidated statements (not separately presented) of operations, changes in stockholders' deficit and cash flows of Medical Management Systems, Inc. and Subsidiary for the year ended December 31, 1999. These financial statements are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we place and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hein & Associates LLP


Dallas, Texas
March 1, 2000

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash                                                         $      2,821
  Prepaid expenses and other current assets                          15,341
                                                               ------------
        Total Current Assets                                         18,162

Property and equipment, net of accumulated depreciation             119,175

Security deposit                                                    125,736
                                                               ------------
        Total Assets                                           $    263,073
                                                               ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


Current Liabilities:
  Convertible notes payable - stockholders                     $    333,249
  Note payable - other                                               11,522
  Accounts payable and accrued liabilities                          230,971
                                                               ------------
      Total Liabilities                                             575,742
                                                               ------------
Commitments and Other Matters (Notes 1, 6, 8, 9 and 10)

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 5,000,000 shares
    authorized; -0- shares issued and outstanding                      --
  Common stock - $0.001 par value; 20,000,000 shares
    authorized; 4,405,718 shares issued and outstanding               4,406
  Receivable from Stockholder                                      (122,600)
  Additional paid-in capital                                     14,243,717
  Accumulated deficit                                            (1,277,660)
  Deficit accumulated during the development stage              (13,160,532)
                                                               ------------
      Total Stockholders' Deficiency                               (312,669)
                                                               ------------
      Total Liabilities and Stockholders' Deficiency           $    263,073
                                                               ============





The accompanying notes are an integral part of these consolidated financial statements.


                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                For the Period from
                                          For the Years Ended            Inception of
                                              December 31,             Development Stage
                                     ----------------------------      (January 1, 1999)
                                          1999            2000       to December 31, 2000
                                     ------------    ------------    --------------------
Revenues                             $       --      $       --          $       --
                                     ------------    ------------        ------------
Costs and Expenses:
  Research and development                123,196            --               123,196
  Stock-based compensation              2,931,604       6,891,737           9,823,341
  Consulting fees                         115,412         461,626             577,038
  Other general and administrative
    expenses                            1,135,820       1,335,034           2,470,854
  Depreciation and amortization
    expense                                 4,245          36,260              40,505
  Interest                                  1,313           5,277               6,590
  Financing charges                          --           142,845             142,845
                                     ------------    ------------        ------------
    Total Costs and Expenses            4,311,590       8,872,779          13,184,369
                                     ------------    ------------        ------------
Other (Income) Expenses:
  Interest income                          (2,972)         (1,223)             (4,195)
  Miscellaneous income                     (5,000)           (969)             (5,969)
  Gain on sale of marketable
    securities                            (36,981)           --               (36,981)
  Loss on disposal of equipment              --            23,308              23,308
                                     ------------    ------------        ------------
                                          (44,953)         21,116             (23,837)
                                     ------------    ------------        ------------
     Net Loss                        $ (4,266,637)   $ (8,893,895)       $(13,160,532)
                                     ============    ============        ============

Basic and Diluted Loss Per Share     $      (1.32)   $      (2.29)
                                     ============    ============

Weighted average shares used in
  basic and diluted loss per share      3,245,000       3,876,000
                                     ============    ============






The accompanying notes are an integral part of these consolidated financial statements.


                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

      FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999)
                            THROUGH DECEMBER 31, 2000




                                                          Common Stock            Additional
                                                   --------------------------      Paid-in
                                                      Shares         Amount        Capital
                                                   -----------    -----------    -----------
                                                        (1)
Period Ended December 31, 1999:
------------------------------

Balance - December 31, 1998                            250,002    $       250    $ 1,274,214

Stock issued for cash                                  109,080            109      1,074,048
Stock issued for consulting services                    44,205             44         40,098
Stock issued for consulting services                   152,537            152        138,366
Value assigned to 195,000 warrants issued in
  connection with consulting services                     --             --          213,204
Stock issued for consulting services                 2,915,636          2,916      2,536,825
Stock issued for consideration of cash
  advances by related parties                           13,254             13         13,240
Net loss                                                  --             --             --
                                                   -----------    -----------    -----------
Balance - December 31, 1999                          3,484,714    $     3,484    $ 5,289,995
                                                   ===========    ===========    ===========


                                                                    Deficit
                                                                  Accumulated
                                                                   During the       Total
                                                   Accumulated    Development   Stockholders'
                                                     Deficit         Stage        Deficiency
                                                   -----------    -----------    -----------
Period Ended December 31, 1999:
-------------------------------

Balance - December 31, 1998                        $(1,277,660)   $      --      $    (3,196)

Stock issued for cash                                     --             --        1,074,157
Stock issued for consulting services                      --             --           40,142
Stock issued for consulting services                      --             --          138,518
Value assigned to 195,000 warrants issued in
  connection with consulting services                     --             --          213,204
Stock issued for consulting services                      --             --        2,539,741
Stock issued for consideration of cash
  advances by related parties                             --             --           13,253
Net loss                                                  --       (4,266,637)    (4,266,637)
                                                   -----------    -----------    -----------
Balance - December 31, 1999                        $(1,277,660)   $(4,266,637)   $  (250,818)
                                                   ===========    ===========    ===========


(1) Share amounts have been restated to reflect the Bookdigital.com, Inc. 2-for-1 stock split on December 31, 1999 and the June 2000 exchange offer accounted for under the pooling-of-interest method. Under the terms of the exchange offer, .3113 shares of Dominix, Inc. (formerly Medical Management Systems, Inc.) were exchanged for each share of Bookdigital.com, Inc.



The accompanying notes are an integral part of these consolidated financial statements.


                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

     FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999)
                            THROUGH DECEMBER 31, 2000



                                                                   Common Stock         Additional
                                                 Date of      ----------------------     Paid-in      Accumulated
                                               Transaction      Shares       Amount      Capital        Deficit
                                               -----------    ----------   ---------   -----------   ------------
                                                                  (1)
Year Ended December 31, 2000:
----------------------------

Balance - December 31, 1999                                    3,484,714   $   3,484   $ 5,289,995   $ (1,277,660)

Stock issued under private placement            01/00-05/00       81,556          82     1,684,010              -
Stock issued for consulting services               04/00         155,650         156     2,799,844              -
Stock issued for consulting services               04/00          21,791          22       391,978              -
Stock issued for consulting services               06/00          44,983          45       809,155              -
Compensatory element related to exchange
 offer                                             06/00         165,508         166       923,862              -
Stock issued for cash                           08/00-11/00      119,500         119       430,131              -
Stock issued for consulting services               06/00          28,765          29       291,801              -
Stock issued for consulting services               10/00         301,251         301     1,674,378              -
Stock issued for cash                              10/00           2,000           2        13,998              -
Receivable from stockholder                                            -           -             -              -
Offering expenses                                                      -           -     (208,280)              -
Value assigned to beneficial conversion
 feature of debt                                                       -           -       142,845              -
Net loss                                                               -           -             -              -
                                                              ----------   ---------   -----------   ------------
Balance - December 31, 2000                                    4,405,718   $   4,406   $14,243,717   $ (1,277,660)
                                                              ==========   =========   ===========   ============


(1) Share amounts have been restated to reflect the Bookdigital.com, Inc. 2-for-1 stock split on December 31, 1999 and the June 2000 exchange offer accounted for under the pooling-of-interest method. Under the terms of the exchange offer, .3113 shares of Dominix, Inc. (formerly Medical Management Systems, Inc.) were exchanged for each share of Bookdigital.com, Inc.






The accompanying notes are an integral part of these consolidated financial statements.


                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

      FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE (JANUARY 1, 1999)
                            THROUGH DECEMBER 31, 2000




                                                              Deficit
                                                            Accumulated       Total
                                            Receivable      During the     Stockholders'
                                               from         Development       Equity
                                            Stockholder        Stage       (Deficiency)
                                           ------------    ------------    ------------
Year Ended December 31, 2000:
----------------------------

Balance - December 31, 1999                $       --      $ (4,266,637)   $   (250,818)

Stock issued under private placement               --              --         1,684,092
Stock issued for consulting services               --              --         2,800,000
Stock issued for consulting services               --              --           392,000
Stock issued for consulting services               --              --           809,200
Compensatory element related to exchange
 offer                                             --              --           924,028
Stock issued for cash                              --              --           430,250
Stock issued for consulting services               --              --           291,830
Stock issued for consulting services               --              --         1,674,679
Stock issued for cash                              --              --            14,000
Receivable from stockholder                    (122,600)           --          (122,600)
Offering expenses                                  --              --          (208,280)
Value assigned to beneficial conversion
 feature of debt                                   --              --           142,845
Net loss                                           --        (8,893,895)     (8,893,895)
                                           ------------    ------------    ------------
Balance - December 31, 2000                $   (122,600)   $(13,160,532)   $   (312,669)
                                           ============    ============    ============




The accompanying notes are an integral part of these consolidated financial statements.


                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                        For the Period
                                                                             For the Years              from Inception
                                                                           Ended December 31,        of Development Stage
                                                                     ----------------------------      (January 1, 1999)
                                                                          1999            2000       to December 31, 2000
                                                                     ------------    ------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $ (4,266,637)   $ (8,893,895)       $(13,160,532)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Loss on sale of property, plant and equipment                          --            23,308              23,308
      Gain on sale of marketable securities                               (36,981)           --               (36,981)
      Stock-based compensation                                          2,931,604       6,891,737           9,823,341
      Value assigned to beneficial conversion feature of
        debt                                                                 --           142,845             142,845
      Depreciation and amortization                                         4,245          36,260              40,505
  Cash provided by (used in) the change in assets and liabilities:
     Increase in security deposit                                         (27,601)        (98,135)           (125,736)
     Increase in other current assets                                        --            (8,197)             (8,197)
     Increase in accounts payable and accrued liabilities                 404,582        (173,611)            230,971
                                                                     ------------    ------------        ------------
    Net Cash Used in Operating Activities                                (990,788)     (2,079,688)         (3,070,476)
                                                                     ------------    ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                     (75,522)       (107,466)           (182,988)
 Purchase of marketable securities                                     (6,265,299)           --            (6,265,299)
 Proceeds from sale of marketable securities                            6,300,136            --             6,300,136
 Purchase of an investment                                                 (5,000)           --                (5,000)
                                                                     ------------    ------------        ------------
    Net Cash Used in Investing Activities                                 (45,685)       (107,466)           (153,151)
                                                                     ------------    ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                 1,074,157       2,128,342           3,202,499
 Offering expenses                                                           --          (208,280)           (208,280)
 Proceeds of loans from stockholders                                         --           333,249             333,249
 Proceeds of loans from others                                               --            11,522              11,522
 Advances to related parties                                               (4,423)           --                (4,423)
 Advances from related parties                                             10,046           4,423              14,469
 Advances to stockholder                                                     --          (122,600)           (122,600)
                                                                     ------------    ------------        ------------
   Net Cash Provided by Financing Activities                            1,079,780       2,146,656           3,226,436
                                                                     ------------    ------------        ------------
Increase (Decrease) in Cash                                                43,307         (40,498)              2,809

Cash - Beginning of Year                                                       12          43,319                  12
                                                                     ------------    ------------        ------------
Cash - End of Year                                                   $     43,319    $      2,821        $      2,821
                                                                     ============    ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                         $        888    $        392        $      1,280
                                                                     ============    ============        ============
    Common stock issued to retire loans from related
      parties                                                        $     13,254    $       --          $     13,254
                                                                     ============    ============        ============




The accompanying notes are an integral part of these consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS

Dominix, Inc. ("the Company") was incorporated under the laws of the state of Colorado on July 30, 1987 as Apache Investments, Inc. In September 1991, the name of the Company was changed to Dog World, Inc. In February 1992, the Company commenced its initial principal business activity of owning and operating a pet school and kennel in Grand Prairie, Texas. In April 1995, substantially all of the Company's assets and business operations were sold, and the Company subsequently changed its name to Medical Management Systems, Inc. ("MMSI"). In June 2000, MMSI completed a stock exchange with Bookdigital.com, Inc.
("BookDigital"), where the Company acquired over 99% of the stock of BookDigital. In July 2000, the name of the Company was changed to Dominix, Inc. and was reincorporated as a Delaware corporation.

During 2000, the Company's current business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of webcommerce. BookDigital's business is comprised of three web sites/divisions: a general comprehensive online reference site, a site that serves schools, and an online legal subscription service for attorneys, consultants and paralegals, all of which are under development. Commencing in January of 2001, the Company has halted the development of its operations conducted through BookDigital. Through December 31, 2000, no revenues have been generated by BookDigital.

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of the Company's common stock. ICON is a provider of telecommunications services under various ethnic's marketing clubs (see Note 3).

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and 2000, the Company has incurred losses of approximately $4,266,000 and $8,894,000, respectively, and as of December 31, 2000, had a stockholders' deficiency of approximately $312,000. The Company may incur additional losses thereafter, depending on its ability to generate earnings from its ICON acquisition, or enter into any or a sufficient number of joint ventures. The Company had no revenues through December 31, 2000. The Company is in default in promissory notes, totalling $333,000, as of December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

The Company has principally funded its operations during 1999 and 2000 through sales of its common stock resulting in net proceeds to the Company of approximately $1,074,000 in 1999 and $1,920,000 in 2000. Sales of common stock in 1999 and 2000 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and joint ventures.

The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful marketing of its telecommunications services through ICON. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Dominix, Inc. and its 99.7% owned subsidiary, BookDigital. All significant intercompany balances and transactions between the Company and BookDigital have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided using the straight- line method over the estimated useful lives of the assets, which range from three to seven years.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Assets
--------------------

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets.

Income Taxes
------------

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Revenue Recognition
-------------------

The Company expects that it will derive substantially all of its revenue from its telecommunications services conducted through its ICON subsidiary. Revenue will be recognized as services are rendered or provided.

Research and Development
------------------------

Research and development expenditures are charged to expense as incurred.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------

The Company follows  Statement of Financial  Accounting  Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation". SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting, as defined in this statement, and the intrinsic value based method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees". The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Financing Costs
---------------

Financing costs related to the beneficial conversion feature of the year 2000 convertible notes were amortized over the terms of the notes (60-360 days).

Exchange Offer/Stock Split
--------------------------

Pursuant to a stock exchange offer in June of 2000, the shareholders of BookDigital received .31133 shares of the common stock of MMSI for each one share of BookDigital.

On December 31, 1999, the Board of Directors of BookDigital authorized, and the stockholders approved, two-for-one stock split, thereby increasing the number of issued and outstanding common shares to 3,221,457 and decreasing the par value of each common share to $0.001. The accompanying financial statements, notes and other references to share and per share data have been retroactively restated to reflect the effect of the June 2000 stock exchange and the stock split for all periods presented.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
--------------

During 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changed certain requirements for computing and disclosing earnings per share, retroactive for all periods presented. Adoption of this statement had no effect on the accompanying financial statements.

Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the stock split on December 1999 and the stock exchange completed in June of 2000.

Common stock equivalents, consisting of options, warrants, convertible debentures discussed in the notes to the financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at December 31, 1999 and 2000, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

Receivables and Payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

Notes Payable: The carrying amounts of notes payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

All of the Company's financial instruments are held for purposes other than trading.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the current year presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133 and in June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

In  June  2000,  the  Financial  Accounting  Standards  Board  issued  Financial
Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments -- an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on its financial position and results of operations.

In  December  1999,  the SEC  issued  Staff  Accounting  Bulletin  101,  Revenue
Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 -  BUSINESS COMBINATION

In June 2000, the shareholders of BookDigital completed an exchange offer with MMSI, which was accounted for as a reverse acquisition under the pooling-of-interests method. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of BookDigital and MMSI. Under the terms of the offer, .31133 shares of the common stock of MMSI were exchanged for each common share of BookDigital. In the exchange offer, MMSI issued an aggregate of 3,694,649 of its common shares in exchange for 99.7% of the outstanding shares of BookDigital.

Prior to the exchange offer, MMSI had no operating activity.

NOTE  4 -  PROPERTY AND EQUIPMENT

Machinery and equipment at December 31, 2000 consisted of the following:


            Machinery and equipment                    $  90,409
            Transportation equipment                      23,029
            Office furniture and fixtures                 39,762
            Software                                       6,865
                                                       ---------
                                                         160,065
            Less: Accumulated depreciation                40,890
                                                       ---------
                                                       $ 119,175
                                                       =========

Depreciation expense for the years ended December 31, 1999 and 2000 amounted to $4,245 and $36,260, respectively.

NOTE  5 -  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:


            Professional fees                        $  186,416
            Occupancy costs                              19,187
            Other                                        25,368
                                                     ----------
                                                     $  230,971
                                                     ==========

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  6 -  CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders are convertible promissory notes obtained primarily for working capital purposes. They have original maturity dates from 60 to 360 days and bear interest at 8% and 13% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The Company assigned a value of $142,845 to the beneficial conversion feature of the notes and was accounted for as addition to paid-in capital and a charge to financing costs during the year ended December 31, 2000. At December 31, 2000, the Company has defaulted on one of the notes, with a principal amount of $100,000 and accrued interest thereon of $2,004. Subsequent to the balance sheet date, two notes with principal amounts, totalling $163,249, were not paid on their due dates.

NOTE  7 -  INCOME TAXES

The Company was not required to provide for a provision for income taxes for the years ended December 31, 1999 and 2000, as a result of net operating losses incurred during those years.

As of December 31, 2000, the Company had available approximately $3,340,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1999 and 2000 expire in the years 2018, and 2019, respectively.

At December  31,  2000,  the Company has a deferred  tax asset of  approximately
$4,400,000, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of restricted stock, options and warrants. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate (0%) is due to the increase in the valuation allowance of $2,800,000 (2000) and $1,600,000 (1999). The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

                       DOMINIX, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' DEFICIENCY

Reincorporation in Delaware
---------------------------

In July of 2000, MMSI reincorporated in Delaware pursuant to a merger with a newly- formed Delaware corporation, Dominix, Inc. ("Dominix"). The shareholders of MMSI received one share of common stock of Dominix for each share of common stock of MMSI. As a result of the merger, the Company's authorized common stock was changed to 20,000,000 shares of common stock, par value .001 per share and 5,000,000 shares of preferred stock, par value $.001 per share. As a result of the merger, the Company changed its name to Dominix.

Private Placement - 2000
------------------------

During the period January 2000 through June 2000, BookDigital completed a private placement for an aggregate of 81,556 shares of common stock and 81,556 Class B warrants and received proceeds of approximately $1,684,000. Placement fees and other costs in connection with this placement approximated $208,000.

The Class B warrants entitle the holders to purchase one share of common stock at a price of $8.20 per share and they expire one year from the offering date (September 30, 2001).

Other Issuances - 2000
----------------------

During the six months ended December 31, 2000, the Company sold 121,500 shares restricted common stock in private sales to various investors for proceeds of $444,250.

During the period January 1, 2000 through June 30, 2000, BookDigital issued 387,932 shares of common stock valued at $4,925,228 to various consultants, including related parties, in connection with consulting services.

During the period July 1, 2000 through December 31, 2000, Dominix issued 330,016 shares of common stock valued at 1,966,509 to various consultants, including related parties, in connection with consulting services.

The new management of the Company has contested the issuance of approximately 2,000,000 of its common shares to the Company's former CEO (see Note 9).

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' DEFICIENCY (Continued)

Other Issuances - 1999
----------------------

The Company sold 250,002 shares of its common stock for $1,074,157 in cash.

The Company issued 3,112,378 shares of common stock in connection with services included in start-up costs valued at $2,718,400.

The Company issued 13,254 shares of common stock to two of its officers as consideration for cash advances to the Company in the amount of $13,254.

The Company issued warrants for the purchase of BookDigital common stock in connection with services included in start-up costs. The warrants were valued at $213,204 and were accounted for as an addition to additional paid-in capital.

Receivable from Stockholder
----------------------------

Represents disbursements made during the year ended December 31, 2000, which the Company's new management believes should be reimbursed to the Company by the Company's former CEO.

Warrants
--------

At December 31, 2000, outstanding warrants to acquire shares of the Company's common stock are as follows:


                                                                     Number of
                                                                      Shares
    Warrant Type       Exercise Price        Expiration Date         Reserved
    ------------       --------------       ------------------       ---------

      Class B              $8.20            September 30, 2001       9,230,875
                                                                     =========

Stock Options
-------------

In April of 2000, two of the former officers of MMSI were granted options to purchase 100,000 shares of common stock at $.50 per share. The options expire three years from the grant date.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' DEFICIENCY (Continued)

Stock Options (Continued)
-------------

In addition, during May of 2000, the Company's former CEO was granted options to purchase 622,600 shares of the Company's common stock. Such options were exercisable at $.0001 per share and vest upon the attainment of certain defined financial hurdles. The CEO exercised the options during 2000. The Company's new management has contested the shares issued to the CEO as a result of this exercise (see Note 9).

The weighted average fair value at date of grant for the 200,000 options granted during 2000 was $.22 per option. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:


        Risk-free interest rates                                5.0%
        Expected option life in years                        3 years
        Expected stock price volatility                          60%
        Expected dividend yield                                   0%

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net loss in 2000 would have been $8,938,000, or $2.31 per share.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


   Warrants to purchase common stock                                9,231,000
   Convertible debentures (assumed conversion at December
      31, 2000)                                                       238,000
   Options to purchase common stock                                   200,000
                                                                    ---------
         Total as of December 31, 2000                              9,669,000
                                                                    =========
   Substantial issuances after December 31, 2000 through
      March 31, 2001:
         Issuance of stock to consultants                           1,019,000
                                                                    =========
         Issuance of stock in connection with ICON acquisition      2,200,000
                                                                    =========

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------

On September 1, 2000, the Company entered into a lease agreement for office space in New York City for a period of five years. Under the lease agreement, annual rent will amount to $217,500 for each year, subject to certain escalation adjustments.

Minimum lease payments required under the lease agreement are as follows:


           Year Ended December 31,                   Amount
           ----------------------                  ----------

                  2001                             $  220,400
                  2002                                228,300
                  2003                                235,600
                  2004                                245,024
                  2005                                167,648
                                                   ----------
                                                   $1,096,972
                                                   ==========

Contested Stock Issuances
-------------------------

During the year ended December 31, 2000, the Company's former CEO was granted options to purchase approximately 622,600 shares of common stock for an exercise price of $.0001 per share and was also issued 1,300,000 shares of common stock. The options vest upon the attainment of certain defined financial hurdles. During 2000, the former CEO exercised all of these options. During January of 2001, the new management of the Company and the Company's security counsel reviewed the stock issuances to the former CEO and concluded that approximately 2,000,000 shares were issued in error. It is the opinion of the Company's outside security counsel that the Company has a very substantial chance of being successful in cancelling such shares issued to the former CEO. Accordingly, the 2,000,000 shares have not been reflected as issued and outstanding in the accompanying financial statements.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Related Party Transactions
--------------------------

In connection with the year 2000 private placement of BookDigital, a company controlled by the Company's former CEO received placement and other fees of approximately $208,000.

In addition to the contested shares discussed above, during the six months ended June 30, 2000, the former CEO was issued 155,650 shares of the Company's common stock valued at $2,800,000. In addition, the Company received various loans aggregating $233,000 during 2000 from companies believed to be controlled by the Company's former CEO (see Note 6).

In September of 2000, the Company entered into an employment agreement with its former CEO. The agreement called for an annual base salary of $195,000. The employment agreement was terminated in January of 2001.

Litigation
----------

BookDigital is presently involved in an arbitration proceeding with a former employee, alleging improper termination and demanding pay for the remainder of contract. In the arbitration proceeding, the employee has sought an award of approximately $292,000, together with amounts to be determined at the hearing representing the value of shares of stock, stock options, stock bonuses and health insurance. The range of the potential loss is impossible to estimate. A decision in the arbitration case is expected in May 2001 and the Company expects a favorable result.

The Company has been contacted by an attorney representing 10 investors in a private placement offering of securities of BookDigital alleging fraud and other irregularities in the offering. The investors are requesting $530,400, plus interest and legal costs. The Company cannot predict the outcome of this matter at this early stage.

Prior Period Adjustment
-----------------------

The 1999 financial statements of BookDigital have been restated to account for development and start-up costs of $3,054,800, which were capitalized on its 1999 balance sheet. The financial statements have been restated to include these costs as an expense on the 1999 consolidated statement of operations.

                          DOMINIX, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -  SUBSEQUENT EVENTS (UNAUDITED)

Acquisition
-----------

On January 10, 2001, the Company acquired 98% of the outstanding stock of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation in an exchange of stock transaction with its principal.

In connection with the acquisition of ICON, the Company issued 2,200,000 of its common stock. Pursuant to the terms of the transaction, the principal of ICON became the Company's Chairman and CEO.

ICON is an Internet telephone company that builds and markets eClubs. eClubs are localized business units that use low cost, Internet-based telephone service as the marketing magnet for building ethnic-specific membership and rapidly growing revenues. eClubs are ICON's marketing engines that sell unique, but essential, products and services to ethnic communities and country-specific businesses throughout the world.

Stock Split
-----------

In March 2001, the Company's Board of Directors and major shareholders decided to amend the Certificate of Incorporation and increase the authorized number of shares of the Company to 200,000,000 common shares and 5,000,000 preferred shares. At the same time, the Company's Board of Directors and various major shareholders discussed and agreed to declare a forward split of the shares of common stock of ten (10) shares for each one (1) share owned.

Stock Issuances
---------------

During February and March 2001, the Company issued 1,019,000 shares of the common stock to various employees and consultants for services rendered.