Form 10QSB
period 2001-03-31
DOMINIX INC
filed 2001-06-14
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001


                          Commission File No. 000-29462


                                  DOMINIX, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                  13-4127624
 --------------------------------         -------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock, .0001 par value per share, at March 31, 2001 was 7,711,083.

                                  DOMINIX, INC.

                               Form 10-QSB- Index

                      For the Quarter Ended March 31, 2001


PART I                                                                     Page

Item 1.      Consolidated Financial Statements                               3
Item 2.      Management Discussion and Analysis                             20

PART II

Item 1.      Legal Proceedings                                              21
Item 2.      Change in Securities                                           21
Item 3.      Defaults Upon Senior Securities                                22
Item 4.      Submission of Matters to a Vote of Security Holders
               Disclosures                                                  22
Item 5.      Other Information                                              22
Item 6.      Exhibits and Reports on Form 8-K                               22

Signatures                                                                  23


         This Form 10-QSB contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding future events and the future performance of the Company involve risks and uncertainties which may cause our actual results in future periods to be materially different from any future performance suggested herein. We believe that its business strategy that includes focus on future acquisitions is not unique. There can be no assurance that our strategy will be successful. There can be no assurance that sufficient capital can be obtained to market ourselves and increase our market share and our performance and actual results could differ materially from those projected in the forward looking statements contained herein.

                                     PART I

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS


                         DOMINIX, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2001




                                                                   Page Nos.
                                                                   ---------

PART I - FINANCIAL INFORMATION:

     CONSOLIDATED BALANCE SHEET                                        4
       At March 31, 2001

     CONSOLIDATED STATEMENTS OF OPERATIONS                             5
       For the Three Months Ended March 31, 2001
       For the Three Months Ended March 31, 2000

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                   6
       For the Three Months Ended March 31, 2001

     CONSOLIDATED STATEMENTS OF CASH FLOWS                             7
       For the Three Months Ended March 31, 2001
       For the Three Months Ended March 31, 2000

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8 - 19

                         DOMINIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2001


                                    ASSETS
                                    ------

Current Assets:
  Cash                                                             $     49,853
  Accounts receivable, net of allowance for bad debt of
    $72,000                                                             208,626
  Other current assets                                                   86,342
                                                                   ------------
        Total Current Assets                                            344,821

Goodwill, net of accumulated amortization of $264,393                 5,023,465
Property and equipment, net of accumulated depreciation                 324,512
Other assets                                                             34,111
Security deposits                                                        85,547
                                                                   ------------
        Total Assets                                               $  5,812,456
                                                                   ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
  Notes payable                                                    $  2,061,004
  Convertible notes payable - stockholders                            1,003,475
  Note payable - other                                                    3,906
  Accounts payable and accrued liabilities                            1,020,929
                                                                   ------------
      Total Current Liabilities                                       4,089,314
                                                                   ------------
Commitments and Other Matters (Notes 1, 6, 7, 8, 9, 10
  and 11)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 5,000,000 shares
    authorized; -0- shares issued and outstanding                          --
  Common stock - $0.001 par value; 20,000,000 shares
    authorized; 7,711,083 shares issued and outstanding                   7,711
  Receivable from stockholder                                          (122,600)
  Additional paid-in capital                                         19,315,712
  Accumulated deficit                                               (17,477,681)
                                                                   ------------
      Total Stockholders' Equity                                      1,723,142
                                                                   ------------
      Total Liabilities and Stockholders' Equity                   $  5,812,456
                                                                   ============





See notes to financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     For the Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------

Revenues - Net                                      $   719,845     $      --
                                                    -----------     -----------
Costs and Expenses:
  Cost of revenues                                      432,284            --
  Stock-based compensation                            2,104,240            --
  Consulting fees                                        59,698          69,903
  Other general and administrative expenses             687,460         233,086
  Depreciation and amortization expense                 333,633           2,384
                                                    -----------     -----------
    Total Costs and Expenses                          3,617,315         305,373
                                                    -----------     -----------
Other (Income) Expenses:
  Interest expense                                       63,798            --
  Miscellaneous income                                  (14,279)           (191)
  Loss on disposal of equipment                            --            23,308
  Equity loss in an unconsolidated affiliate             12,500            --
  Litigation accrual                                     80,000            --
                                                    -----------     -----------
    Total Other Expenses                                142,019          23,117
                                                    -----------     -----------
    Net Loss                                        $(3,039,489)    $  (328,490)
                                                    ===========     ===========
------------------------------------------ -------------------- ----------------

Basic and Diluted Loss Per Share                         $(.45)          $(.09)
                                                          =====           =====

Weighted average shares used in basic and
  diluted loss per share                              6,714,746       3,531,714
                                                      =========       =========
------------------------------------------ -------------------- ----------------





See notes to financial statements.


                          DOMINIX, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001




                                                                                 Common Stock             Additional
                                                             Date of     ----------------------------       Paid-in
                                                           Transaction      Shares          Amount          Capital
                                                           -----------   ------------    ------------    ------------
Three Months Ended March 31, 2001:
---------------------------------

Balance - December 31, 2000                                                 4,405,718    $      4,406    $ 14,243,717

Stock issued for acquisition of 98.427% of the
  outstanding shares of International Controller's,
  Inc.                                                         01/01        1,919,786           1,919       2,589,791
Stock issued for conversion of debt                            01/01          281,000             281         379,069
Stock issued for consulting services                           01/01          180,000             180         422,820
Stock issued for consulting and other services                 02/01           92,829              93         222,697
Stock issued for consulting and other services                 02/01          420,000             420         881,580
Stock issued for consulting and other services                 03/01          411,750             412         576,038
Net loss                                                                         --              --              --
                                                                         ------------    ------------    ------------
Balance - March 31, 2001                                                    7,711,083    $      7,711    $ 19,315,712
                                                                         ============    ============    ============



                                                                                                             Total
                                                                          Receivable                     Stockholders'
                                                                             from         Accumulated       Equity
                                                                          Stockholder       Deficit      (Deficiency)
                                                                         ------------    ------------    ------------

Three Months Ended March 31, 2001:
----------------------------------

Balance - December 31, 2000                                              $   (122,600)   $(14,438,192)   $   (312,669)

Stock issued for acquisition of 98.427% of the
  outstanding shares of International Controller's,
  Inc                                                                            --              --         2,591,710
Stock issued for conversion of debt                                              --              --           379,350
Stock issued for consulting services                                             --              --           423,000
Stock issued for consulting and other services                                   --              --           222,790
Stock issued for consulting and other services                                   --              --           882,000
Stock issued for consulting and other services                                   --              --           576,450
Net loss                                                                         --        (3,039,489)     (3,039,489)
                                                                         ------------    ------------    ------------
Balance - March 31, 2001                                                 $   (122,600)   $(17,477,681)   $  1,723,142
                                                                         ============    ============    ============



See notes to financial statements.


                         DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                     For the Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                         2001           2000
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(3,039,489)   $  (328,490)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Stock-based compensation                                         2,104,240           --
      Depreciation and amortization                                      333,633          2,384
  Cash provided by (used in) the change in assets and liabilities:
     Increase in accounts receivable, net                                129,858           --
     Decrease in security deposits                                        75,622         27,601
     Increase in other current assets                                    (28,374)          --
     Increase (decrease) in accounts payable and
       accrued liabilities                                               225,507        (12,539)
                                                                     -----------    -----------
    Net Cash Used in Operating Activities                               (199,003)      (311,044)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                       --           (6,303)
 Acquisition of ICON, net of cash acquired                                10,132           --
                                                                     -----------    -----------
    Net Cash Provided By (Used in) Investing
      Activities                                                          10,132         (6,303)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                     --          305,791
 Proceeds of convertible loans from stockholders                         247,259          2,488
 Repayment of notes payable                                              (11,356)          --
                                                                     -----------    -----------
   Net Cash Provided by Financing Activities                             235,903        308,279
                                                                     -----------    -----------
Increase (Decrease) in Cash                                               47,032         (9,068)

Cash - Beginning of Period                                                 2,821         43,319
                                                                     -----------    -----------
Cash - End of Period                                                 $    49,853    $    34,251
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                         $    68,560    $      --
                                                                     ===========    ===========
    Common stock issued to convert loans from
      stockholders                                                   $   379,350    $      --
                                                                     ===========    ===========




See notes to financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS

Dominix, Inc. ("the Company") was incorporated under the laws of the state of Colorado on July 30, 1987 as Apache Investments, Inc. In September 1991, the name of the Company was changed to Dog World, Inc. In February 1992, the Company commenced its initial principal business activity of owning and operating a pet school and kennel in Grand Prairie, Texas. In April 1995, substantially all of the Company"s assets and business operations were sold, and the Company subsequently changed its name to Medical Management Systems, Inc. ("MMSI"). In June 2000, MMSI completed a stock exchange with BookDigital.com, Inc.
("BookDigital"), where the Company acquired over 99% of the stock of BookDigital. In July 2000, the name of the Company was changed to Dominix, Inc. and was reincorporated as a Delaware corporation.

During 2000, the Company"s current business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of webcommerce. BookDigital"s business is comprised of three web sites/divisions: a general comprehensive online reference site, a site that serves schools, and an online legal subscription service for attorneys, consultants and paralegals, all of which are under development. Commencing in January of 2001, the Company has halted the development of its operations conducted through BookDigital. Through March 31, 2001, no revenues have been generated by BookDigital.

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of the Company"s common stock. ICON is a provider of telecommunications services under various ethnic"s marketing clubs (see Note 3). Commensurate with this acquisition, the Company emerged from the development stage.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and 2000, and the three months ended March 31, 2001, the Company has incurred losses of approximately $4,266,000, $8,894,000 and $3,039,000, respectively, and as of March 31, 2001, had a working capital deficiency of approximately $3,745,000. The Company may incur additional losses thereafter, depending on its ability to generate earnings from its ICON acquisition, or enter into any or a sufficient number of joint ventures. The Company is in default in promissory notes, totalling $500,000, as of March 31, 2001. These factors raise substantial doubt about the Company"s ability to continue as a going concern.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

The Company has principally funded its operations during the quarter ended March 31, 2001 through the sale of convertible debentures resulting in proceeds to the Company of $247,000. The Company is exploring other financing alternatives, including private placements and joint ventures. No assurance can be given that the Company can continue to obtain financing for working capital or sell all or any of its securities, or obtain a loan against its securities, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

The Company"s ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful marketing of its telecommunications services through ICON. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Dominix, Inc., its 99.7% owned subsidiary, BookDigital, and ICON and its majority-owned subsidiaries and limited liability companies. All significant intercompany balances and transactions have been eliminated in consolidation.

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company"s proportionate share of their undistributed earnings or losses are included in the statement of operations.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At March 31, 2001, investments in companies accounted for under the equity method consist of the following:


                                                                   County of
                                               % Owned            Operations
                                               -------            ----------

                eClub de Venezuela, LLC            28%             Venezuela

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

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

Goodwill
--------

Goodwill consists of goodwill recorded in connection with the acquisition of ICON on January 10, 2001. Goodwill is being amortized using the straight-line method over 5 years. Amortization of goodwill for the three months ended March 31, 2001 was $264,393.

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

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Revenue Recognition
-------------------

The Company derives its revenue from its telecommunications services conducted through its ICON subsidiary. Revenue is billed and recorded monthly based on actual usage of telecommunication services.

Research and Development
------------------------

Research and development expenditures are charged to expense as incurred.

Advertising
-----------

Advertising costs are expenses as incurred. Advertising expense for the three months ended March 31, 2001 and 2000 was $4,602 and $2,500, respectively.

Stock-Based Compensation
------------------------

The Company follows  Statement of Financial  Accounting  Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation". SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting, as defined in this statement, and the intrinsic value based method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB
25), Accounting for Stock Issued to Employees". The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company"s common stock at the date of grant over the amount an employee must pay to acquire the stock.

Financing Costs
---------------

Financing costs related to the beneficial conversion feature of the year 2000 convertible notes were amortized in 2000 over the period in which the debt became convertible.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at March 31, 2001, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain prior period balances have been reclassified to conform with the current year presentation.

NOTE  3 -  BUSINESS COMBINATIONS

BookDigital - Pooling
---------------------

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

ICON - Purchase Method
----------------------

On January 10, 2001, the Company acquired approximately 98% of the outstanding stock of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation in an exchange of stock transaction with its principal.

In connection with the acquisition of ICON, the Company issued 1,919,786 shares of its common stock valued at $2,591,710. Pursuant to the terms of the transaction, the principal of ICON became the Company"s Chairman and CEO.

ICON is a telecommunication provider, which markets long distance telephone calling to ethnic communities and country-specific businesses under membership clubs. ICON operates its business through various limited liability companies, which originate telephone calls in the United States of America and terminate telephone calls in the Philippines, Russia and Venezuela.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  3 -         BUSINESS COMBINATIONS (Continued)

ICON - Purchase Method (Continued)
----------------------

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $5,287,857 and is being amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of ICON from the date of the acquisition (January 10, 2001).

The Company"s consolidated financial statements for the three months ended March 31, 2000 do not include the results of operations of ICON. The following summarizes the unaudited proforma results of operations for the three months ended March 31, 2000, assuming the foregoing acquisition had occurred on January 1, 2000:


                Revenue                                         $ 892,078
                                                                =========

                Net Loss                                        $(693,049)
                                                                =========

NOTE  4 - PROPERTY AND EQUIPMENT

Machinery and equipment at March 31, 2001 consisted of the following:


                Machinery and equipment                         $ 152,436
                Transportation equipment                           23,029
                Office furniture and fixtures                      68,629
                Telecommunication equipment                       173,287
                Leasehold improvements                              9,374
                                                                ---------
                                                                  426,755
                Less: Accumulated depreciation                    102,243
                                                                ---------
                                                                $ 324,512
                                                                =========

Depreciation expense for the three months ended March 31, 2001 amounted to $61,176 and $2,384, respectively.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE  5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:


                Professional fees                        $  343,785
                Interest payable                            247,105
                Telecommunication costs                     117,110
                Payroll and payroll taxes                   121,850
                Litigation accrual                           80,000
                Other                                       111,079
                                                         ----------
                                                         $1,020,929
                                                         ==========

NOTE  6 - NOTES PAYABLE

Represents debt of ICON subsidiary payable to Merrill Lynch. The note is payable on demand and bears interest at LIBOR, plus 2% per annum (6.9% at March 31, 2001). The loan is collateralized by securities owned by a shareholder of the Company.

NOTE  7 - CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

Convertible notes payable to stockholders consisted of the following as of March 31, 2001:


                Notes payable by parent company          $  500,399

                Note payable by ICON subsidiary             503,076
                                                         ----------
                                                         $1,003,475
                                                         ==========

Notes payable to stockholders by the parent company are convertible promissory notes obtained primarily for working capital purposes. They have original maturity dates from 60 to 360 days and bear interest at 8% and 13% per annum. Certain of the notes contain a provision for conversion, at the holder"s option, into the Company"s common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The Company assigned a value of $142,845 to the beneficial conversion feature of the notes and was accounted for as addition to paid-in capital and a charge to financing costs during the year ended December 31, 2000. At March 31, 2001, the Company has defaulted on three of the notes, with a principal amount of $500,399.

Note payable to stockholder by the ICON subsidiary is payable on demand and bears interest at the rate of 8.0% per annum. During the quarter ended March 31, 2001, the Company issued 281,000 shares of its common stock to the stockholder and reduced the principal balance by $379,350. The remaining principal and interest balance of $503,076 is convertible into shares of the Company"s common stock at $1.35 per share.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8 - STOCKHOLDERS" EQUITY

Reincorporation in Delaware
---------------------------

In July of 2000, MMSI reincorporated in Delaware pursuant to a merger with a newly-formed Delaware corporation, Dominix, Inc. ("Dominix"). The shareholders of MMSI received one share of common stock of Dominix for each share of common stock of MMSI. As a result of the merger, the Company"s authorized common stock was changed to 20,000,000 shares of common stock, par value .001 per share and 5,000,000 shares of preferred stock, par value $.001 per share. As a result of the merger, the Company changed its name to Dominix.

Stock Issuances
---------------

During February and March 2001, the Company issued 1,104,579 shares of the common stock valued at $2,104,240 to various employees and consultants for services rendered.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


    Warrants to purchase common stock at $8.20 per share              9,231,000
    Convertible debentures (assumed conversion at March 31,
      2001)                                                             900,000
    Options to purchase common stock                                    300,000
    Contested stock issuances                                         2,000,000
                                                                     ----------
        Total as of March 31, 2001                                   12,431,000
                                                                     ==========

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------

Rent expense under various operating leases, for the three months ended March 31, 2001 and 2000, was $83,848 and $45,754, respectively.

Contested Stock Issuances
-------------------------

During the year ended December 31, 2000, the Company"s former CEO was granted options to purchase approximately 622,600 shares of common stock for an exercise price of $.0001 per share and was also issued 1,300,000 shares of common stock. The options vest upon the attainment of certain defined financial hurdles. During 2000, the former CEO exercised all of these options. During January of 2001, the new management of the Company and the Company"s security counsel reviewed the stock issuances to the former CEO and concluded that approximately 2,000,000 shares were issued in error. It is the opinion of the Company"s outside security counsel that the Company has a very substantial chance of being successful in cancelling such shares issued to the former CEO. Accordingly, the 2,000,000 shares have not been reflected as issued and outstanding in the accompanying financial statements.

Related Party Transactions
--------------------------

In connection with the year 2000 private placement of BookDigital, a company controlled by the Company"s former CEO received placement and other fees of approximately $208,000.

The Company received various loans aggregating $233,000 during 2000 and $8,000 in 2001 from companies believed to be controlled by the Company"s former CEO (see Note 7).

In September of 2000, the Company entered into an employment agreement with its former CEO. The agreement called for an annual base salary of $195,000. The employment agreement was terminated in January of 2001.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Litigation
----------

BookDigital is presently involved in an arbitration proceeding with a former employee, alleging improper termination and demanding pay for the remainder of contract. The Arbitration Association ruled that the employee was improperly terminated by the former President and awarded that the employee is "entitled to the continuation of his salary from June 23, 2000 up to the end of his contract to be paid in accordance with the payroll practices of BookDigital.com". BookDigital.com will argue that, because of the downturn of the Internet industry in 2000, the division where the employee was working was closed down in September 2000. BookDigital.com plans to settle with the employee, but cannot predict the outcome of the settlement. An accrual of $80,000 was recorded as of March 31, 2001.

The Company has been contacted by an attorney representing 10 investors in a private placement offering of securities of BookDigital alleging fraud and other irregularities in the offering. The investors are requesting $530,400, plus interest and legal costs. The Company cannot predict the outcome of this matter at this early stage.

International Operations
------------------------

The Company, through its ICON subsidiary, has telecommunication termination agreements in the countries of the Philippines, Russia and Venezuela. In addition, ICON has established a limited liability company, in which part of the ownership includes a strategic investor in each of the above mentioned countries.

The revenues generated by ICON originate in the United States and are payable by the users who are located in the United States. Accordingly, none of the ICON"s revenues are considered to be foreign. As of March 31, 2001, ICON had telecommunication equipment with a net book value of approximately $60,000 with situs in the above-mentioned foreign countries.

In view of the foregoing, the Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting the above-mentioned countries. The Company has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company"s operations.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2001, the Company completed the acquisition of ICON. The transaction had the following non-cash impact on the balance sheet as of March 31, 2001:


                Accounts receivable - net                         $  338,484
                Other current assets                                  42,627
                Goodwill                                           5,287,857
                Property and equipment - net                         266,513
                Security deposits                                     35,433
                Other assets                                          42,175

                Notes payable                                     (2,064,744)
                Note payable - stockholder                          (802,317)
                Accounts payable and accrued liabilities            (564,450)
                Equity                                            (2,591,710)
                                                                  ----------
                Net Cash Provided from Acquisition                $  (10,132)
                                                                  ==========

NOTE 11 - SUBSEQUENT EVENT

Stock Split
-----------

Effective April of 2001, the Company"s Board of Directors and major shareholders amended the Certificate of Incorporation and increase the authorized number of shares of the Company to 200,000,000 common shares and 5,000,000 preferred shares. At the same time, the Company"s Board of Directors and various major shareholders declared a forward split of the shares of common stock of ten (10) shares for each one (1) share owned. The effective date of the forward-split was April 30, 2001 for shareholders of record on April 20, 2001.

Item 2.           MANAGEMENT'S DISCUSSION AND ANAYSIS

Description of Business:

Dominix, Inc. ("We", "Us" or the "Company") is a Delaware corporation, which completed its re-incorporation in August 2000. Prior to August 2000, We were a Colorado corporation and Our name was Medical Management Systems, Inc. ("MMGS"). In May and June 2000 we conducted an Exchange Offer where we acquired over 99% of the stock of Bookdigital.com, Inc., which operates several web sites that make books, primarily reference books, e-education, legal materials, and educational materials available for free and to paid subscribers. On January 2001, the Company acquired International Controllers, Inc. a privately held Delaware corporation ("ICON") in an exchange of stock transaction with its principal. ICON is an Internet Telephony company that builds and markets eClubsworldwide(TM). ICON's eClubs(TM) are localized business units that use low cost, Internet-based telephony service as the marketing magnet for building ethnic-specific membership.

Due to the current state of decline of the Internet industry, Bookdigital.com has halted development of its www.bookdigital.com, www.bookdigitalschools.com, www.lawxpress.com web sites. Dominix has instead re-focused its activities on its telecommunication strengths by concentrating on e-rate (telecommunication infrastructure build-out for the schools) programs as well as its eClubsworldwide business model.


Results of Operation:

Dominix is no longer considered a development stage company. As a result of the ICON acquisition, significant revenue generating operations have commenced and are anticipated to continue. Furthermore, this is our first periodic report since we concluded the acquisition of ICON, and our discussions reflect the consolidation, which has been accounted for by the purchasing method of accounting.

We had revenues on a consolidated basis of $719,845 for the three-month period ended March 31, 2001, whereas there were no revenues for the comparable three-month period of the prior year. The revenues we reported during the three-month period ended March 31,2001, were primarily due from the operations of ICON.

During our three-month period ended March 31, 2001, we had a loss from operations on a consolidated basis of $3,039,489, compared to a loss from operations of $328,490 for the same period of the prior year. The principal reason for the net loss from operations for the three-months ended March 31, 2001 was due to the stock based compensation given for consulting work.

The Company is actively pursuing the e-rate program for schools it had signed up by the July 2001 time frame. Furthermore, the Company continues to actively pursue a number of joint venture deals involving its eClubs business in the Philippines, Russia and Venezuela.

Liquidity and Capital Resources.

At March 31, 2001 we had total current assets of $344,821 and total assets of $5,812,456. A significant portion of the assets can be attributed to the goodwill booked as part of the ICON acquisition. Our total current liabilities were $4,089,314 at March 31, 2001, a large portion of which is the assumption of debt of ICON which was used to develop the IQ switching and software technology as well as developing the eClubs ethnic marketing concept. The accounts payable at March 31, 2001 was $1,020,929. Our cash flow used by our operating activities were $199,003 for the three-month period ended March 31, 2001.

In order for us to meet our operating expenses, we utilized loans and convertible debenture notes in the amount of $235,903. To help finance its future operations, the Company is depending on its ability to generate revenue from its eClubs and e-Rate programs as well as its ability to raise capital. No assurance can be given that the Company can continue to obtain financing for working capital or sell all or any of its securities, or obtain a loan against its securities, or if obtained that such funding will not cause substantial dilution to shareholders of the Company.


                                     PART II

Item 1.           LEGAL PROCEEDINGS

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

With regards to an arbitration proceeding involving a subsidiary, Bookdigital.com with a former employee (Mr. Colucci), the Arbitration Association ruled that Mr. Colucci was improperly terminated by the former President and awarded that Mr. Collucci is "entitled to the continuation of his salary from June 23, 2000 up to the end of his contract to be paid in accordance with the payroll practices of Bookdigital.com". Bookdigital.com will argue that, because of the downturn of the Internet Industry in 2000, the division where Mr. Colucci was working was closed down on September 2000. Bookdigital.com plans to settle with Mr. Colluci but cannot predict the outcome of the settlement.

The Company was previously contacted by an attorney representing 10 investors in a private placement offering of securities of Bookdigital.com alleging irregularities by the former CEO in the offering. The new management has met with the investor group and is working diligently in a cooperative manner to move forward with the Company.


Item 2.           CHANGES IN SECURITY

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

On January 26, 2001, the Company registered on Form S-8, 192,000 shares for various consulting, marketing, legal services as well as partial payments to employees of Bookdigital.com. On February 21, 2001 the Company registered on Form S-8, an additional 445,000 shares for various consulting, marketing, legal services. On March 12, 2001, 382,000 Restricted Shares were issued for various consulting contracts. Of the shares issued to consultants, a total of 460,000 are being contested and canceled by the Company for services not rendered by the consultants.

During, the three months ended March 31,2001, the Company entered into convertible debenture agreements with third party investors. There is a total of $235,000 of convertible promissory notes that have maturity dates from 60 to 360 days and bear interest at 8% and 13% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price ranging from 70 to 75% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The Company also has loans to the former CEO and a company controlled by the former CEO for an aggregate total of $233,000 which bear interest a 8% and provisions for conversion at a conversion price ranging of 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The Company plans to offset a receivable of $122,600 from the former CEO to the effective loan to the Company.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

None


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the first quarter of 2001, the shareholders were asked to vote on the amendment to the certificate of incorporation and forward split, as set forth in the Schedule 14C Information Schedule, dated April 19, 2001, incorporated by reference herein

Effective April of 2001, the Corporation's Board of Directors and major shareholders decided to amend the Certificate of Incorporation and increase the authorized number of shares of the Corporation to 200,000,000 million common shares and 5,000,000 preferred shares. At the same time the Corporation's Board of Directors, and various major shareholders discussed declared a forward split of the shares of common stock of ten (10) shares for each one (1) share owned.


Item 5.           OTHER INFORMATION

None


Item 6. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


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



         Date: May 23, 2001     By: /s/ Enrique Abreu
                                    ----------------------------
                                    Enrique Abreu,   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                DATE                    SIGNATURE / TITLE
                ----                    -----------------


         Date: May 23, 2001     By: /s/ Enrique Abreu
                                    ----------------------------
                                    Enrique Abreu,   CEO


         Date: May 23, 2001     By: /s/ Enrique Abreu
                                    ----------------------------
                                    Enrique Abreu, Chairman


         Date: May 23, 2001     By: /s/ Ric Cmiel
                                    ----------------------------
                                    Ric Cmiel, Director


         Date: May 23, 2001     By: /s/ Maya Likar
                                    ----------------------------
                                    Maya Likar, Director