Form 10QSB
period 2001-06-30
DOMINIX INC
filed 2001-08-20
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

[ ] Transitional  Report  Pursuant  to  Section  13  or  15(d) of the Securities
    Exchange Act of 1934

For the Quarter Ended June 30, 2001


                          Commission File No. 000-29462


                                  DOMINIX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    13-4127624
----------------------------------       ---------------------------------------
(State of other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)

                 2777 Summer St., Suite 501, Stamford CT, 06903
                 -----------------------------------------------
                     Address of principal executive offices

      Registrant's telephone number, including area code:      203-602-1510

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of the Registrant's Common Stock, .0001 par value per share, at June 30, 2001 was 77,110,830.

                                  DOMINIX, INC.

                               Form 10-QSB- Index

                       For the Quarter Ended June 30, 2001


                                                                           Page

Item 1.   Consolidated Financial Statements
              Consolidated Balance Sheet                                     3
                At June 30, 2001

              Consolidated Statements of Operations                          4
                For the Six Months Ended June 30, 2001 and 2000

              Consolidated Statements of Operations                          5
                For the Three Months Ended June 30, 2001 and 2000

              Consolidated Statements of Stockholders' Equity                6
                For the Six Months Ended June 30, 2001

              Consolidated Statements of Cash Flows                          7
                For the Six Months Ended June 30, 2001 and 2000

              Notes to consolidated financial statements                    8-18

Item 2.   Management Discussion and Analysis

PART II

Item 1.   Legal Proceedings
Item 2.   Change in Securities
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders Disclosures
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K



Signatures


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

                        DOMINIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                 JUNE 30, 2001


                                    ASSETS
                                    ------

Current Assets:
  Cash and cash equivalents                                 $    378,317
  Accounts receivable, net of allowance for bad debt of
    $72,000                                                      287,284
  Due from related company                                         1,202
  Other current assets                                            66,851
                                                            ------------
        Total Current Assets                                     733,654

Goodwill, net of accumulated amortization of $528,786          4,759,072
Property and equipment, net of accumulated depreciation          262,977
Security deposits                                                 35,433
Other assets                                                      26,082
                                                            ------------
        Total Assets                                        $  5,817,218
                                                            ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Bank overdraft                                            $     66,643
  Notes payable                                                1,887,209
  Note payable - stockholder                                   1,107,750
  Convertible notes payable - stockholders                       341,249
  Convertible notes payable - other                              152,000
  Accounts payable and accrued liabilities                     1,048,594
                                                            ------------
      Total Current Liabilities                                4,603,445
                                                            ------------
Commitments and Other Matters (Notes 1, 6, 7, 8, 9, 10
  and 11)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 5,000,000 shares
    authorized; -0- shares issued and outstanding                   --
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 77,110,830 shares issued and outstanding          77,111
  Receivable from stockholder                                   (122,600)
  Additional paid-in capital                                  19,334,778
  Accumulated deficit                                        (18,075,516)
                                                            ------------
      Total Stockholders' Equity                               1,213,773
                                                            ------------
      Total Liabilities and Stockholders' Equity            $  5,817,218
                                                            ============




See notes to financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                 For the Six Months Ended
                                                         June 30,
                                               ----------------------------
                                                    2001            2000
                                               ------------    ------------

Revenues - Net                                 $  1,549,830    $       --
                                               ------------    ------------
Costs and Expenses:
  Cost of revenues                                  804,996            --
  Stock-based compensation                        2,192,706       4,925,228
  Consulting fees                                    66,698         141,033
  Other general and administrative expenses       1,222,712       1,278,321
  Depreciation and amortization expense             667,591           6,655
                                               ------------    ------------
    Total Costs and Expenses                      4,954,703       6,351,237
                                               ------------    ------------
Other Expenses (Income):
  Interest expense                                  154,435            --
  Miscellaneous income                              (14,484)           (338)
  Loss on disposal of equipment                        --            23,308
  Equity loss in an unconsolidated affiliate         12,500            --
  Litigation accrual                                 80,000            --
                                               ------------    ------------
    Total Other Expenses                            232,451          22,970
                                               ------------    ------------
    Net Loss                                   $ (3,637,324)   $ (6,374,207)
                                               ============    ============

Basic and Diluted Loss Per Share               $      (0.05)   $      (0.18)
                                               ============    ============

Weighted average shares used in basic and
  diluted loss per share                         72,129,000      35,891,000
                                               ============    ============






See notes to financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                               For the Three Months Ended
                                                        June 30,
                                              ----------------------------
                                                   2001            2000
                                              ------------    ------------

Revenues - Net                                $    829,985    $       --
                                              ------------    ------------
Costs and Expenses:
  Cost of revenues                                 372,712            --
  Stock-based compensation                          88,466       4,925,228
  Consulting fees                                    7,000          71,130
  Other general and administrative expenses        533,252       1,045,235
  Depreciation and amortization expense            335,958           4,271
                                              ------------    ------------
    Total Costs and Expenses                     1,337,388       6,045,864
                                              ------------    ------------
Other Expenses (Income):
  Interest expense                                  90,637            --
  Miscellaneous income                                (205)           (147)
                                              ------------    ------------
    Total Other Expenses (Income)                   90,432            (147)
                                              ------------    ------------
    Net Loss                                  $   (597,835)   $ (6,045,717)
                                              ============    ============

Basic and Diluted Loss Per Share              $      (0.01)   $      (0.16)
                                              ============    ============

Weighted average shares used in basic and
  diluted loss per share                        77,111,000      36,862,000
                                              ============    ============






See notes to financial statements.


                         DOMINIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001




                                                                            Common Stock             Additional
                                                       Date of      ----------------------------       Paid-in
                                                     Transaction       Shares          Amount          Capital
                                                    ------------    ------------    ------------    ------------
                                                                                         (1)

Six Months Ended June 30, 2001:
------------------------------

Balance - December 31, 2000                                           44,057,180    $     44,057    $ 14,204,066

Stock issued for acquisition of 98.427% of
  the outstanding shares of International
  Controller's, Inc.                                       01/01      19,197,860          19,198       2,572,512
Stock issued for conversion of debt                        01/01       2,810,000           2,810         376,540
Stock issued for consulting services                       01/01       1,800,000           1,800         421,200
Stock issued for consulting and other services             02/01         928,290             928         221,862
Stock issued for consulting and other services             02/01       4,200,000           4,200         877,800
Stock issued for consulting and other services             03/01       4,117,500           4,118         572,332
Value assigned to beneficial conversion
  feature of debt                                                           --              --            88,466
Net loss                                                                    --              --              --
                                                                    ------------    ------------    ------------
Balance - June 30, 2001                                               77,110,830    $     77,111    $ 19,334,778
                                                                    ============    ============    ============


                                                                                                       Total
                                                                     Receivable                     Stockholders'
                                                                       from          Accumulated       Equity
                                                                    Stockholder        Deficit      (Deficiency)
                                                                    ------------    ------------    ------------

Six Months Ended June 30, 2001:
-------------------------------

Balance - December 31, 2000                                         $   (122,600)   $(14,438,192)   $   (312,669)

Stock issued for acquisition of 98.427% of the
  outstanding shares of International
  Controller's, Inc.                                                        --              --         2,591,710
Stock issued for conversion of debt                                         --              --           379,350
Stock issued for consulting services                                        --              --           423,000
Stock issued for consulting and other services                              --              --           222,790
Stock issued for consulting and other services                              --              --           882,000
Stock issued for consulting and other services                              --              --           576,450
Value assigned to beneficial conversion
  feature of debt                                                           --              --            88,466
Net loss                                                                    --        (3,637,324)     (3,637,324)
                                                                    ------------    ------------    ------------
Balance - June 30, 2001                                             $   (122,600)   $(18,075,516)   $  1,213,773
                                                                    ============    ============    ============


         (1) Share amounts have been restated to reflect the 10-for-1 stock split on April 30, 2001.




See notes to financial statements.


                         DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      For the Six Months Ended
                                                                              June 30,
                                                                     --------------------------
                                                                         2001           2000
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(3,637,324)   $(6,374,207)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Stock-based compensation                                         2,192,706      4,925,228
      Depreciation and amortization                                      667,591          6,655
  Cash provided by (used in) the change in assets and liabilities:
     Decrease in accounts receivable, net                                 51,200           --
     Increase in due from related company                                 (1,202)          --
     Decrease in security deposits and other assets                      125,735         16,399
     Increase in other current assets                                     (8,883)          --
     Increase in bank overdraft                                           66,643           --
     Increase in accounts payable and accrued
       liabilities                                                       253,172        107,084
                                                                     -----------    -----------
    Net Cash Used in Operating Activities                               (290,362)    (1,318,841)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                       --          (63,540)
 Acquisition of ICON, net of cash acquired                                10,132           --
                                                                     -----------    -----------
    Net Cash Provided By (Used in) Investing
      Activities                                                          10,132        (63,540)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                     --        1,772,839
 Proceeds of notes from stockholders                                     684,783           --
 Proceeds of convertible notes from stockholders                           8,000          2,488
 Proceeds of convertible notes from others                               152,000           --
 Repayment of notes payable                                             (189,057)          --
                                                                     -----------    -----------
   Net Cash Provided by Financing Activities                             655,726      1,775,327
                                                                     -----------    -----------
Increase in Cash                                                         375,496        392,946

Cash and Cash Equivalents - Beginning of Period                            2,821         43,319
                                                                     -----------    -----------
Cash and Cash Equivalents - End of Period                            $   378,317    $   436,265
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                         $    57,278    $      --
                                                                     ===========    ===========
    Common stock issued to convert loans from
      stockholders                                                   $   379,350    $      --
                                                                     ===========    ===========






See notes to financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS

Dominix, Inc. ("the Company") was incorporated under the laws of the state of Colorado on July 30, 1987 as Apache Investments, Inc. In September 1991, the name of the Company was changed to Dog World, Inc. In February 1992, the Company commenced its initial principal business activity of owning and operating a pet school and kennel in Grand Prairie, Texas. In April 1995, substantially all of the Company"s assets and business operations were sold, and the Company subsequently changed its name to Medical Management Systems, Inc. ("MMSI"). In June 2000, MMSI completed a stock exchange with BookDigital.com, Inc. ("BookDigital"), where the Company acquired over 99.7% of the stock of BookDigital. In July 2000, the name of the Company was changed to Dominix, Inc. and was reincorporated as a Delaware corporation.

During 2000, the Company"s current business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of webcommerce. BookDigital"s business is comprised of three web sites/divisions: a general comprehensive online reference site, a site that serves schools, and an online legal subscription service for attorneys, consultants and paralegals, all of which are under development. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through June 30, 2001, no revenues have been generated by BookDigital.

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of the Company"s common stock. ICON is a provider of telecommunications services under various ethnic"s marketing clubs (see Note 3). Commensurate with this acquisition, the Company emerged from the development stage.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and 2000, and the six months ended June 30, 2001, the Company has incurred losses of approximately $4,266,000, $8,894,000 and $3,637,324, respectively, and as of June 30, 2001, had a working capital deficiency of approximately $3,870,000. The Company may incur additional losses thereafter, depending on its ability to generate earnings from its ICON acquisition, or enter into any or a sufficient number of joint ventures. The Company is in default on promissory notes and accrued interest thereon, totalling $948,000, as of June 30, 2001. These factors raise substantial doubt about the Company"s ability to continue as a going concern.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

The Company has principally funded its operations during the quarter ended March 31, 2001 through the sale of convertible debentures resulting in proceeds to the Company of approximately $693,000. The Company is exploring other financing alternatives, including private placements and joint ventures. No assurance can be given that the Company can continue to obtain financing for working capital or sell all or any of its securities, or obtain a loan against its securities, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

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

Goodwill
--------

Goodwill consists of goodwill recorded in connection with the acquisition of ICON on January 10, 2001. Goodwill is being amortized using the straight-line method over 5 years. Amortization of goodwill for the six months ended June 30, 2001 was $528,786.

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

Advertising
-----------

Advertising costs are expenses as incurred. Advertising expense for the six months ended June 30, 2001 and 2000 was $18,491 and $10,209, respectively.

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

Financing Costs
---------------

Financing costs related to the beneficial conversion feature of convertible notes are amortized over the period to the earliest conversion date of the notes.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
--------------

Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the stock splits on December 31, 1999 and April 30, 2001 and the stock exchange completed in June of 2000.

Common stock equivalents, consisting of options, warrants, convertible debentures discussed in the notes to the financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2001, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

The Company"s consolidated financial statements for the six months and three months ended June 30, 2000 do not include the results of operations of ICON. The following summarizes the unaudited proforma results of operations for the six months and three months ended June 30, 2000, assuming the foregoing acquisition had occurred on January 1, 2000:

                                            For the               For the
                                   Six Months Ended    Three Months Ended
                                      June 30, 2000         June 30, 2000
                                   ----------------    ------------------

            Revenue                      $1,801,123            $  909,045
                                         ==========            ==========

            Net Loss                     $ (736,051)           $  (43,002)
                                         ==========            ==========

NOTE  4 - PROPERTY AND EQUIPMENT

Machinery and equipment, at June 30, 2001, consisted of the following:


                Machinery and equipment                        $152,436
                Transportation equipment                         23,029
                Office furniture and fixtures                    68,629
                Telecommunication equipment                     173,287
                Leasehold improvements                            9,374
                                                             ----------
                                                                426,755
                Less: Accumulated depreciation                  163,778
                                                             ----------
                                                               $262,977
                                                             ==========

Depreciation expense for the six months ended June 30, 2001 and 2000 amounted to $122,711 and $6,655, respectively.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, at June 30, 2001, consist of the following:


                Professional fees                          $  347,788
                Interest payable                              229,195
                Telecommunication costs                        90,567
                Payroll                                       182,000
                Litigation accrual                             80,000
                Other                                         118,944
                                                           ----------
                                                           $1,048,594
                                                           ==========

NOTE  6 - NOTES PAYABLE

Represents debt of ICON subsidiary payable to Merrill Lynch. The notes are due on various dates through June 30, 2002 and bear interest at LIBOR, plus 2% per annum (5.9% to 6.8%). The loan is collateralized by securities owned by a shareholder of the Company.

NOTE  7 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders consisted of the following as of June 30, 2001:



                Convertible notes payable by parent
                  company                                  $  341,249
                Note payable by ICON subsidiary             1,107,750
                                                           ----------
                                                           $1,448,999
                                                           ==========

Notes payable to stockholders by the parent company are convertible promissory notes obtained primarily for working capital purposes. They have original maturity dates from 60 to 360 days and bear interest at 8% and 13% per annum. Certain of the notes contain a provision for conversion, at the holder"s option, into the Company"s common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The Company assigned a value of $142,845 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the year ended December 31, 2000. At June 30, 2001, the Company has defaulted on two of the notes, with a principal amount of $271,248 and accrued interest thereon of $18,791.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 - NOTES PAYABLE - STOCKHOLDERS (Continued)

Note payable to stockholder by the ICON subsidiary is payable on demand and bears interest at the rate of 8.0% per annum. During the quarter ended March 31, 2001, the Company issued 281,000 shares of its common stock to the stockholder and reduced the principal balance by $379,350. At June 30, 2001, the Company has defaulted on notes with a principal balance of $503,076 and accrued interest thereon of $155,407.

NOTE  8 - CONVERTIBLE NOTES PAYABLE - OTHERS

Convertible notes payable to others have maturity dates from 60 to 360 days and bear interest at rates ranging from 8% to 13% per annum. The notes contain a provision for conversion, at the holder"s option, into the Company"s common stock at a conversion price ranging from 70% to 75% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 and $.40 per share. The Company has assigned a value of $88,466 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the six months ended June 30, 2001.

NOTE  9 - STOCKHOLDERS" EQUITY

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

Stock Issuances
---------------

During February and March 2001, the Company issued 11,045,790 shares of the common stock valued at $2,104,240 to various employees and consultants for services rendered.

Stock Split
-----------

Effective April of 2001, the Company"s Board of Directors and major shareholders amended the Certificate of Incorporation and increased the authorized number of shares of the Company to 200,000,000 common shares and 5,000,000 preferred shares. At the same time, the Company"s Board of Directors and various major shareholders declared a forward split of the shares of common stock of ten (10) shares for each one (1) share owned. The effective date of the forward-split was April 30, 2001 for shareholders of record on April 20, 2001.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 - STOCKHOLDERS" EQUITY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


      Warrants to purchase common stock at $0.82 per share            92,310,000
      Convertible debentures (assumed conversion at June 30,
        2001)                                                         18,901,000
      Options to purchase common stock                                 2,000,000
      Contested stock issuances                                       20,000,000
                                                                     -----------
          Total as of June 30, 2001                                  133,211,000
                                                                     ===========

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------

Rent expense under various operating leases, for the six months ended June 30, 2001 and 2000, was $164,844 and $101,321, respectively.

Contested Stock Issuances
-------------------------

During the year ended December 31, 2000, the Company"s former CEO was granted options to purchase approximately 6,226,000 shares of common stock for an exercise price of $.00001 per share and was also issued 13,000,000 shares of common stock. The options vest upon the attainment of certain defined financial hurdles. During 2000, the former CEO exercised all of these options. During January of 2001, the new management of the Company and the Company"s security counsel reviewed the stock issuances to the former CEO and concluded that approximately 20,000,000 shares were issued in error. It is the opinion of the Company"s outside security counsel that the Company has a very substantial chance of being successful in cancelling such shares issued to the former CEO. Accordingly, the 20,000,000 shares have not been reflected as issued and outstanding in the accompanying financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

Litigation
----------

BookDigital is presently involved in an arbitration proceeding with a former employee, alleging improper termination and demanding pay for the remainder of contract. The Arbitration Association ruled that the employee was improperly terminated by the former President and awarded that the employee is "entitled to the continuation of his salary from June 23, 2000 up to the end of his contract to be paid in accordance with the payroll practices of BookDigital.com". BookDigital.com will argue that, because of the downturn of the Internet industry in 2000, the division where the employee was working was closed down in September 2000. BookDigital.com plans to settle with the employee, but cannot predict the outcome of the settlement. An accrual of $80,000 was recorded as of June 30, 2001.

The Company's former CEO has filed various lawsuits against the Company. In the first lawsuit, a company owned by the former CEO has made demands for payment of certain loans given to the Company. The Company has responded in its defense challenging, among other things, the validity of loan documents made between the former CEO and his cousin, who was acting President of the Company at the time. In addition, the Company has indebtedness due from the former CEO. In the second lawsuit, the former CEO has filed for arbitration relating to illegal termination of his consulting contract. The Company has filed a motion to dismiss the arbitration process based on the validity of the consulting agreement  that  was  made by the  former  CEO and his  cousin,  who was  acting
President of the Company. In the third lawsuit, the former CEO has filed a lawsuit without legal representation against a number of parties, including the Company. The former CEO has made various charges against the parties, including misrepresentation, manipulation, conspiracy and illegal corporate actions against himself and the former acting President of the Company. The Company intends to fully defend itself and to file a counter suit against the former CEO for various fraudulent activities and misrepresentations. The Company cannot predict the outcome of these matters at this early stage. Accordingly, no provision for loss with respect to these lawsuits has been recorded in the accompanying financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

International Operations
------------------------

The Company, through its ICON subsidiary, has telecommunication termination agreements in the countries of the Philippines, Russia and Venezuela. In addition, ICON has established a limited liability company, in which part of the ownership includes a strategic investor in each of the above mentioned countries.

The revenues generated by ICON originate in the United States and are payable by the users who are located in the United States. Accordingly, none of the ICON"s revenues are considered to be foreign. As of June 30, 2001, ICON had telecommunication equipment with a net book value of approximately $60,000 with situs in the above-mentioned foreign countries.

In view of the foregoing, the Company"s business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting the above-mentioned countries. The Company has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company"s operations.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2001, the Company completed the acquisition of ICON. The transaction had the following non-cash impact on the balance sheet as of June 30, 2001:


                Accounts receivable - net                          $   338,484
                Other current assets                                    42,627
                Goodwill                                             5,287,857
                Property and equipment - net                           266,513
                Security deposits                                       35,433
                Other assets                                            42,175

                Notes payable                                       (2,064,744)
                Note payable - stockholder                            (802,317)
                Accounts payable and accrued liabilities              (564,450)
                Equity                                              (2,591,710)
                                                                   -----------
                Net Cash Provided from Acquisition                 $   (10,132)
                                                                   ===========

                                     PART I

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

Reports are contained starting Page F-1

Item 2.           MANAGEMENT'S DISCUSSION AND ANAYSIS

Description of Business:

Dominix, Inc. ("We", "Us" or the "Company") is a Delaware corporation, which completed its re-incorporation in August 2000. Prior to August 2000, We were a Colorado corporation and Our name was Medical Management Systems, Inc. ("MMGS"). In May and June 2000 we conducted an Exchange Offer where we acquired over 99% of the stock of Bookdigital.com, Inc., which operates several web sites that make books, primarily reference books, e-education, legal materials, and educational materials available for free and to paid subscribers. On January 2001, the Company acquired International Controllers, Inc. a privately held Delaware corporation ("ICON") in an exchange of stock transaction with its principal. ICON is a telecommunication technology and marketing company that builds telecommunication portals focusing on ethnic communities which the company calls eClubs(TM). The company has focused its activities on its telecommunication strengths by concentrating on the eClubs telecommunication business model. On May 2001, the board of directors approved a company name change to eClubsworldwide to more accurately reflect the business. The company has not yet filed the necessary papers to the State of Delaware, NASD and the SEC to formally affect the change in name of the company but intends to do so in the future.


Results of Operation:

Dominix is no longer considered a development stage company. As a result of the ICON acquisition, significant revenue generating operations have commenced and are anticipated to continue. The discussions reflect the consolidation, which has been accounted for by the purchasing method of accounting.

We had revenues on a consolidated basis of $829,985 for the three-month period ended June 30, 2001, whereas there were no revenues for the comparable three-month period of the prior year. The revenues we reported during the three-month period ended June 30,2001, were primarily due from the operations of ICON.

During our three-month period ended June 30,2001, we had a loss from operations on a consolidated basis of $597,835, compared to a loss from operations of $6,045,717 for the same period of the prior year.

In addition to its primary business of providing telecommunication services to the Philippine and Russian communities through its eClubs, the Company is anticipating new revenues through the its new projects. The Company has expanded its eClub product line by offering a Philippine based call center service to companies in the United States who desire to out-source these services. In addition, the Company is anticipating the realization of the e-rate contracts it had signed up to provide telecommunication integration services primarily to schools in Puerto Rico which would add an additional $2.3 million dollars in revenue.


Liquidity and Capital Resources.

At June 30,2001 we had total current assets of $733,654 and total assets of $5,817,218. A significant portion of the assets can be attributed to the goodwill booked as part of the ICON acquisition. Our total current liabilities were $4,603,445 at June 30,2001, a large portion of which is the assumption of debt of ICON which was used to develop the IQ switching and software technology as well as developing the eClubs ethnic marketing concept. The accounts payable at June 30,2001 was $1,048,594. Our cash flow used by our operating activities were $290,362 for the six-month period ended June 30,2001.

In order for us to meet our operating expenses, we utilized loans and convertible debenture notes in the amount of $655,726 for the six-month period ended June 30,2001. To help finance its operations and grow its business plan, the Company has instituted a financing program wherein it has solicited its original shareholders to reinvest in the Company. The next phase of the plan is to raise money through a warrant program, which the Company plans to implement by the start of the 4th quarter of 2001. The company continues to work on programs that will generate revenues from its eClubs and e-Rate projects to reduce dependence on outside financing. No assurance can be given that the Company can continue to obtain financing for working capital or sell all or any of its securities, or obtain a loan against its securities, or if obtained that such funding will not cause substantial dilution to shareholders of the Company.


                                     PART II

Item 1.           LEGAL PROCEEDINGS

Three legal firms, who represent the former President and Director Ms. Zhara Yamani, have approached the Company to investigate possible illegal actions taken by management of Dominix Inc regarding their client. The Company has communicated with the legal firms and upon information and belief, all the three legal firms have resigned as counsel to Ms. Zhara Yamani. The Company as well as the shareholders of ICON intends to litigate Ms. Yamani for various fraudulent actions and misrepresentations.

The former CEO and Chairman, Mr. Ray Vahab has filed various lawsuits against the Company. On the first lawsuit, a company owned by Mr. Vahab, Jonathan Daniels, is demanding for payment for certain loans given to the Company. The Company has filed its reply and defense alleging among others the validity of certain loan documents which was made between Mr. Vahab and his cousin, Ms Yamani who was then acting as President of the Company. In addition, the Company claims that Mr. Vahab himself has payables to the Company. On the second lawsuit, Mr. Vahab has filed for arbitration for illegal termination of his consulting contract. The Company has filed motion for a dismissal of the arbitration process arguing the validity of the supposedly consulting agreement which was made between Mr. Vahab and his cousin, Ms Yamani who was then acting as President of the Company. On the third case, Mr. Vahab, who is filing pro se (without legal representation), has filed a lawsuit against a number of parties which includes the Company, its directors, its consultants, its legal counsel, its accounting firm, and other individuals unknown to Mr. Vahab. Mr. Vahab, who upon information and belief was recently sentenced for federal crimes, has made various charges against the parties, among which are misrepresentation, manipulation, conspiracy and illegal corporate actions against himself and Ms. Yamani. The Company does not only desire to fully defend itself but intends to file a counter suit against Mr. Vahab for various fraudulent activities and misrepresentations.

Bookdigital.com, which is a subsidiary of the Company, was involved in an arbitration case with a former employee (Mr. Colucci). The Arbitration Association ruled that Mr. Colucci was improperly terminated by the former President of Bookdigital.com and awarded that Mr. Collucci is "entitled to the continuation of his salary from June 23, 2000 up to the end of his contract to be paid in accordance with the payroll practices of Bookdigital.com". Bookdigital.com contends that, because of the downturn of the Internet Industry in 2000, the division where Mr. Colucci was working was closed down on September 2000. Bookdigital.com plans to settle with Mr. Colluci but cannot predict the outcome of the settlement.


Item 2.           CHANGES IN SECURITY

During, the three months ended June 30,2001, the Company entered into convertible debenture agreements with third party investors totaling $22,000. The notes have maturity dates from 60 to 360 days and bear interest in the range of 8% to 13% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price ranging from 70 to 75% of the average closing bid price per share of common stock for the five-day period prior to such conversion.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April of 2001, the Company increased the authorized number of shares of the Corporation to 200,000,000 million common shares and 5,000,000 preferred shares. Also on April 2001, the Company implemented a forward split of the shares of common stock of ten (10) shares for each one (1) share owned.

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



         Date:   August 17, 2001     By: /s/ Enrique Abreu
                                        ----------------------------
                                        Enrique Abreu, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         DATE                           SIGNATURE / TITLE


         Date:  August 17, 2001       By: /s/ Enrique Abreu
                                         ----------------------------
                                         Enrique Abreu, CEO


         Date:  August 17, 2001       By: /s/ Enrique Abreu
                                         ----------------------------
                                         Enrique Abreu, Chairman


         Date:  August 17, 2001       By: /s/ Ric Cmiel
                                         ----------------------------
                                         Ric Cmiel, Director


         Date:  August 17, 2001       By: /s/ Maya Likar
                                         ----------------------------
                                         Maya Likar, Director