Form 10QSB
period 2001-09-30
DOMINIX INC
filed 2001-11-26
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

 [ ] Transitional  Report Pursuant  to Section  13  or  15(d)  of the Securities
     Exchange Act of 1934

For the Quarter Ended September 30, 2001


                          Commission File No. 000-29462


                                  DOMINIX, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                                 13-4127624
---------------------------------                         ----------------------
(State of other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                 2777 Summer St., Suite 501, Stamford CT, 06903
                 ----------------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code: 203-602-1510

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes[ ] No


The number of shares outstanding of the Registrant's Common Stock, .0001 par value per share, at September 30, 2001 was 79,358,179.

                                  DOMINIX, INC.

                               Form 10-QSB- Index

                    For the Quarter Ended September 30, 2001


PART I                                                                    Page
                                                                          ----

Item 1.  Consolidated Financial Statements                              F1 - F20
Item 2.  Management Discussion and Analysis                              1 - 2

PART II

Item 1.  Legal Proceedings                                                 2
Item 2.  Change in Securities                                            2 - 3
Item 3.  Defaults Upon Senior Securities                                   3
Item 4.  Submission of Matters to a Vote of Security Holders Disclosures   3
Item 5.  Other Information                                                 3
Item 6.  Exhibits and Reports on Form 8-K                                  3

Signatures                                                                 4


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

                         DOMINIX, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2001


                                                                      Page Nos.
                                                                      ---------

PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

     CONSOLIDATED BALANCE SHEET                                           F1
       At September 30, 2001

     CONSOLIDATED STATEMENTS OF OPERATIONS                                F2
       For the Nine Months Ended September 30, 2001 and 2000

     CONSOLIDATED STATEMENTS OF OPERATIONS                                F3
       For the Three Months Ended September 30, 2001 and 2000

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                       F4
       For the Nine Months Ended September 30, 2001

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                F5
       For the Nine Months Ended September 30, 2001 and 2000

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F6 - F20


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS              1 - 2


PART II - OTHER INFORMATION                                             2 - 4

                        DOMINIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                               SEPTEMBER 30, 2001


                                    ASSETS
                                    ------

Current Assets:

  Cash and cash equivalents                                  $     79,954
  Accounts receivable, net of allowance for bad debt of
   $72,000                                                        287,290
  Due from related company                                          1,202
  Other current assets                                             84,391
                                                             ------------
        Total Current Assets                                      452,837

Goodwill, net of accumulated amortization of $793,179           4,536,679
Property and equipment, net of accumulated depreciation           201,443
Security deposits                                                  35,433
Other assets                                                       18,263
                                                             ------------
        Total Assets                                         $  5,244,655
                                                             ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Current Liabilities:
  Notes payable                                              $     63,095
  Note payable - stockholder                                    2,630,320
  Convertible notes payable - stockholders                        341,249
  Convertible notes payable - other                               152,000
  Accounts payable and accrued liabilities                      1,020,237
                                                             ------------
      Total Current Liabilities                                 4,206,901
                                                             ------------
Commitments and Other Matters (Notes 1, 6, 7, 8, 9 and 10)

Stockholders' Equity:
  Preferred stock - $0.001 par value; 5,000,000 shares
    authorized; -0- shares issued and outstanding                    --
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 77,400,299 shares issued and outstanding           77,400
  Receivable from stockholder                                    (122,600)
  Additional paid-in capital                                   19,009,962
  Accumulated deficit                                         (17,927,008)
                                                             ------------
      Total Stockholders' Equity                                1,037,754
                                                             ------------
      Total Liabilities and Stockholders' Equity             $  5,244,655
                                                             ============




See notes to unaudited consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                For the Nine Months Ended
                                                      September 30,
                                               ----------------------------
                                                    2001            2000
                                               ------------    ------------

Revenues - Net                                 $  2,286,136    $       --
                                               ------------    ------------
Costs and Expenses:
  Cost of revenues                                1,069,997            --
  Stock-based compensation                        1,804,846       5,217,058
  Consulting fees                                    68,082         301,330
  Other general and administrative expenses       1,557,260       1,306,677
  Depreciation and amortization expense           1,001,339          21,455
  Interest expense                                  196,910           2,630
  Miscellaneous income                              (15,982)         (1,265)
  Loss on disposal of equipment                        --            23,308
  Equity loss in an unconsolidated affiliate         12,500            --
  Litigation accrual                                 80,000            --
                                               ------------    ------------
    Total Cost and Expenses                       5,774,952       6,871,193
                                               ------------    ------------
    Net Loss                                   $ (3,488,816)   $ (6,871,193)
                                               ============    ============

Basic and Diluted Loss Per Share               $      (0.05)   $      (0.18)
                                               ============    ============

Weighted average shares used in basic and
  diluted loss per share                         73,360,000      37,201,000
                                               ============    ============


See notes to unaudited consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               For the Three Months Ended
                                                     September 30,
                                              ----------------------------
                                                   2001            2000
                                              ------------    ------------

Revenues - Net                                $    736,306    $       --
                                              ------------    ------------
Costs and Expenses:
  Cost of revenues                                 265,001            --
  Stock-based compensation                        (387,860)        291,830
  Consulting fees                                    1,384         160,297
  Other general and administrative expenses        334,548          28,356
  Depreciation and amortization expense            333,748          14,800
  Interest expense                                  42,475           2,630
  Miscellaneous income                              (1,498)           (927)
                                              ------------    ------------
    Total Costs and Expenses                       587,798         496,996
                                              ------------    ------------
    Net Income (Loss)                         $    148,508    $   (496,986)
                                              ============    ============

Basic and Diluted Loss Per Share              $       --      $      (0.01)
                                              ============    ============

Weighted average shares used in basic and
  diluted loss per share                        75,822,000      39,809,000
                                              ============    ============



See notes to unaudited consolidated financial statements.



                         DOMINIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                            Common Stock             Additional
                                                         Date of    ----------------------------      Paid-in
                                                       Transaction     Shares          Amount         Capital
                                                       -----------  -------------   ------------    ------------
                                                                         (1)

Nine Months Ended September 30, 2001:
------------------------------------

Balance - December 31, 2000                                           44,057,180    $     44,057    $ 14,204,066

Stock issued for acquisition of 98.427% of the
  outstanding shares of International Controller's,
  Inc                                                     01/01       19,197,860          19,198       2,572,512
Stock issued for conversion of debt                       01/01        2,810,000           2,810         376,540
Stock issued for consulting services                      01/01        1,800,000           1,800         421,200
Stock issued for consulting and other services            02/01          928,290             928         221,862
Stock issued for consulting and other services            02/01        4,200,000           4,200         877,800
Stock issued for consulting and other services            03/01        4,117,500           4,118         572,332
Cancellation of stock issued for consulting and other
  services                                                08/01       (3,250,000)         (3,250)       (451,750)
Stock issued for consulting and other services            08/01        2,000,000           2,000          62,000
Issuance of restricted stock in exchange for
  unrestricted stock                                      09/01          489,469             489          23,984
Stock issued for acquisition of minority interest in
  subsidiary                                                           1,050,000           1,050          40,950
Value assigned to beneficial conversion feature of
  debt                                                                      --              --            88,466
Net loss                                                                    --              --              --
                                                                    ------------    ------------    ------------
Balance - September 30, 2001                                          77,400,299    $     77,400    $ 19,009,962
                                                                    ============    ============    ============

                                                                                                       Total
                                                                     Receivable                     Stockholders"
                                                                        from         Accumulated       Equity
                                                                     Stockholder      Deficit       (Deficiency)
                                                                    ------------    ------------    ------------
Nine Months Ended September 30, 2001:
------------------------------------

Balance - December 31, 2000                                         $   (122,600)   $(14,438,192)   $   (312,669)

Stock issued for acquisition of 98.427% of the
  outstanding shares of International Controller's,
  Inc                                                                       --              --         2,591,710
Stock issued for conversion of debt                                         --              --           379,350
Stock issued for consulting services                                        --              --           423,000
Stock issued for consulting and other services                              --              --           222,790
Stock issued for consulting and other services                              --              --           882,000
Stock issued for consulting and other services                              --              --           576,450
Cancellation of stock issued for consulting and other
  services                                                                  --              --          (455,000)
Stock issued for consulting and other services                              --              --            64,000
Issuance of restricted stock in exchange for
  unrestricted stock                                                        --              --            24,473
Stock issued for acquisition of minority interest in
  subsidiary                                                                --              --            42,000
Value assigned to beneficial conversion feature of
  debt                                                                      --              --            88,466
Net loss                                                                    --        (3,488,816)     (3,488,816)
                                                                    ------------    ------------    ------------
Balance - September 30, 2001                                        $   (122,600)   $(17,927,008)   $  1,037,754
                                                                    ============    ============    ============


     (1) Share amounts have been restated to reflect the 10-for-1 stock split on April 30, 2001.


See notes to unaudited consolidated financial statements.


                         DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                     --------------------------
                                                                         2001           2000
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(3,488,816)   $(6,871,193)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Stock-based compensation                                         1,804,846      5,217,058
      Depreciation and amortization                                    1,001,339         21,455
  Cash provided by (used in) the change in assets and liabilities:
      Decrease in accounts receivable, net                                51,194           --
      Increase in due from related company                                (1,202)          --
      Decrease (increase) in security deposits and other
        assets                                                           125,733       (109,337)
      Increase in other current assets                                    (5,090)          --
      Increase in accounts payable and accrued
        liabilities                                                      224,815        125,944
                                                                     -----------    -----------
    Net Cash Used in Operating Activities                               (287,181)    (1,616,073)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                      --          (88,940)
  Acquisition of ICON                                                     10,132           --
                                                                     -----------    -----------
    Net Cash Provided By (Used in) Investing Activities                   10,132        (88,940)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    --        2,128,342
  Offering costs                                                            --         (208,280)
  Proceeds of notes from stockholders                                  2,207,353           --
  Proceeds of convertible notes from stockholders                          8,000          2,488
  Proceeds of convertible notes from others                              152,000           --
  Repayment of notes payable                                          (2,013,171)          --
                                                                     -----------    -----------
    Net Cash Provided by Financing Activities                            354,182      1,922,550
                                                                     -----------    -----------
Increase in Cash                                                          77,133        217,537

Cash and Cash Equivalents - Beginning of Period                            2,821         43,319
                                                                     -----------    -----------
Cash and Cash Equivalents - End of Period                            $    79,954    $   260,856
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                         $   125,569    $      --
                                                                     ===========    ===========
    Common stock issued in exchange of notes from
      stockholders                                                   $   379,350    $      --
                                                                     ===========    ===========

See notes to unaudited consolidated financial statements.

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

During 2000, the Company's current business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of webcommerce. BookDigital's business is comprised of three web sites/divisions: a general comprehensive online reference site, a site that serves schools, and an online legal subscription service for attorneys, consultants and paralegals, all of which are under development. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through September 30, 2001, no revenues have been generated by BookDigital.

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of the Company's common stock. ICON is a provider of telecommunications services under various ethnic's marketing clubs (see Note 3). Commensurate with this acquisition, the Company emerged from the development stage.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and 2000, and the nine months ended September 30, 2001, the Company has incurred losses of approximately $4,266,000, $8,894,000 and $3,489,000, respectively, and as of September 30,
2001, had a working capital deficiency of approximately $3,754,000. The Company may incur additional losses thereafter, depending on its ability to generate earnings from its ICON acquisition, or enter into any or a sufficient number of joint ventures. The Company is in default on promissory notes and accrued interest thereon, totalling $297,383, as of September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

The Company has principally funded its operations during the nine months ended September 30, 2001 from proceeds of notes issued to stockholders and others in excess of debt repayments resulting in net proceeds to the Company of approximately $354,000. The Company is exploring other financing alternatives, including private placements and joint ventures. No assurance can be given that the Company can continue to obtain financing for working capital or sell all or any of its securities, or obtain a loan against its securities, or if obtained, that such funding will not cause substantial dilution to shareholders of the Company.

The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful marketing of its telecommunications services through ICON. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

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

Equity Method of Accounting for Unconsolidated Affiliates
---------------------------------------------------------

Investments in companies in which the Company has a 20% to 50% interest and has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's proportionate share of their undistributed earnings or losses are included in the consolidated statement of operations.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill
--------

Goodwill consists of goodwill recorded in connection with the acquisition of ICON on January 10, 2001. Goodwill is being amortized using the straight-line method over 5 years. Amortization of goodwill for the nine months ended September 30, 2001 was $793,179.

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

Advertising
-----------

Advertising costs are expensed as incurred. Advertising expense for the nine months ended September 30, 2001 and 2000 was $18,701 and $10,570, respectively.

Stock-Based Compensation
------------------------

The Company follows  Statement of Financial  Accounting  Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation". SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting, as defined in this statement, and the intrinsic value based method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees". The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Common stock equivalents, consisting of options, warrants, convertible debentures discussed in the notes to the consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Fair Value of Financial Instruments
-----------------------------------

The consolidated financial statements include various estimated fair value information at September 30, 2001, as required by Statement of Financial
Accounting   Standards   107,   "Disclosures   about  Fair  Value  of  Financial
Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS 133 on January 1, 2001 did not have a material effect on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written-off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations, initiated prior to July 1, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets", and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
-------------------------------------------

The Company will adopt SFAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At September 30, 2001, goodwill approximated $4,537,000 and goodwill amortization approximated $793,000 for the nine months ended September 30, 2001. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

NOTE 3 - BUSINESS COMBINATIONS

BookDigital - Pooling
---------------------

In June 2000, the shareholders of BookDigital completed an exchange offer with MMSI, which was accounted for as a reverse acquisition under the pooling-of-interests method. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of BookDigital and MMSI. Under the terms of the offer, .31133 shares of the common stock of MMSI were exchanged for each common share of BookDigital. In the exchange offer, MMSI issued an aggregate of 36,946,490 of its common shares in exchange for 99.7% of the outstanding shares of BookDigital.

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

In connection with the acquisition of ICON, the Company issued 19,197,860 shares of its common stock valued at $2,591,710. Pursuant to the terms of the transaction, the principal of ICON became the Company's Chairman and CEO.

The Company also acquired the minority interest (approximately 15%) in a subsidiary of ICON in exchange for 1,050,000 shares of its common stock valued at $42,000.

ICON is a telecommunication provider, which markets long distance telephone calling to ethnic communities and country-specific businesses under membership clubs. ICON operates its business through various limited liability companies, which originate telephone calls in the United States of America and terminate telephone calls in the Philippines, Russia and Venezuela.

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $5,329,858 and is being amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of ICON from the date of the acquisition (January 10, 2001).

The Company's consolidated financial statements for the nine months and three months ended September 30, 2000 do not include the results of operations of ICON. The following summarizes the unaudited proforma results of operations for the nine months and three months ended September 30, 2000, assuming the foregoing acquisition had occurred on January 1, 2000:


                            For the                       For the
                        Nine Months Ended            Three Months Ended
                       September 30, 2000            September 30, 2000
                       ------------------            ------------------
         Revenue       $        2,606,955            $          805,232
                       ==================            ==================
         Net Loss      $       (1,065,364)           $         (329,313)
                       ==================            ==================

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  4 - PROPERTY AND EQUIPMENT

Property and equipment, at September 30, 2001, consisted of the following:
--------------------------------------------------------------------------

      Machinery and equipment               $  152,436
      Transportation equipment                  23,029
      Office furniture and fixtures             68,629
      Telecommunication equipment              173,287
      Leasehold improvements                     9,374
                                            ----------
                                               426,755
      Less: Accumulated depreciation           225,312
                                            ----------
                                            $  201,443
                                            ==========

Depreciation expense for the nine months ended September 30, 2001 and 2000 amounted to $184,423 and $21,455, respectively.

NOTE  5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities, at September 30, 2001, consist of the following:



      Professional fees                     $  219,129
      Interest payable                         252,505
      Telecommunication costs                   43,260
      Payroll                                  235,250
      Litigation accrual                        80,000
      Other                                    190,093
                                            ----------
                                            $1,020,237
                                            ==========

NOTE  6 - NOTES PAYABLE - STOCKHOLDERS

Notes payable to stockholders consisted of the following as of September 30, 2001:


      Convertible notes payable by parent
        company                             $  341,249
      Note payable by ICON subsidiary        2,630,320
                                            ----------
                                            $2,971,569
                                            ==========

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  6 - NOTES PAYABLE - STOCKHOLDERS (Continued)

Notes payable to stockholders by the parent company are convertible promissory notes obtained primarily for working capital purposes. They have original maturity dates from 60 to 360 days and bear interest at 8% and 13% per annum. Certain of the notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The Company assigned a value of $142,845 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the year ended December 31, 2000. At September 30, 2001, the Company has defaulted on two of the notes, with a principal amount of $271,249 and accrued interest thereon of $26,134.

Note payable to stockholder by the ICON subsidiary is payable on demand and bears interest at the rate of 8.0% per annum. During the quarter ended March 31, 2001, the Company issued 2,810,000 shares of its common stock to the stockholder and reduced the principal balance by $379,350.

NOTE  7 - CONVERTIBLE NOTES PAYABLE - OTHERS

Convertible notes payable to others have maturity dates from 60 to 360 days and bear interest at rates ranging from 8% to 13% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price ranging from 70% to 75% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 and $.40 per share. The Company has assigned a value of $88,466 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the nine months ended September 30, 2001.

NOTE  8 - STOCKHOLDERS' EQUITY

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

Stock Issuances
---------------

During February and March 2001, the Company issued 11,045,790 shares of common stock valued at $2,104,240 to various employees and consultants for services rendered. During the three months ended September 30, 2001, the Company cancelled 3,250,000 of those shares valued at $455,000 and is reflected as a reduction in stock-based compensation in the accompanying consolidated statement of operations for that period.

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

Stock Issuances (Continued)
--------------------------

During August 2001, the Company issued 2,000,000 shares of common stock valued at $64,000 to consultants for services rendered.

Also, during August 2001, the Company issued 2,447,349 restricted shares of its common stock to two stockholders in exchange for 1,957,880 in unrestricted shares.

The value of the additional shares issued was recorded as a compensatory element of $24,473 in the accompanying 2001 consolidated financial statements.

In September 2001, the Company issued 1,050,000 shares of its common stock to purchase the minority interest (approximately 15%) in one of the subsidiary companies of ICON. The additional purchase was valued at $42,000.

Stock Split
-----------

Effective April of 2001, the Company's Board of Directors and major shareholders amended the Certificate of Incorporation and increased the authorized number of shares of the Company to 200,000,000 common shares and 5,000,000 preferred shares. At the same time, the Company's Board of Directors and various major shareholders declared a forward split of the shares of common stock of ten (10) shares for each one (1) share owned. The effective date of the forward-split was April 30, 2001 for shareholders of record on April 20, 2001.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


Warrants to purchase common stock at $0.82 per share                 92,310,000
Convertible debentures (assumed conversion at September 30, 2001)    18,901,000
Options to purchase common stock                                      2,000,000
                                                                    -----------
    Total as of September 30, 2001                                  113,211,000
                                                                    ===========

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------

Rent expense under various operating leases, for the nine months ended September 30, 2001 and 2000, was $195,729 and $83,495, respectively.

Contested Stock Issuances
-------------------------

During the year ended December 31, 2000, the Company's former CEO was granted options to purchase approximately 6,226,000 shares of common stock for an exercise price of $.00001 per share and was also issued 13,000,000 shares of common stock. The options vest upon the attainment of certain defined financial hurdles. During 2000, the former CEO exercised all of these options. During January of 2001, the new management of the Company and the Company's security counsel reviewed the stock issuances to the former CEO and concluded that approximately 20,000,000 shares were issued in error. It is the opinion of the Company's outside security counsel that the Company has a very substantial chance of being successful in cancelling such shares issued to the former CEO. Accordingly, the 20,000,000 shares have not been reflected as issued and outstanding in the accompanying consolidated financial statements.

Related Party Transactions
--------------------------

In connection with the year 2000 private placement of BookDigital, a company controlled by the Company's former CEO received placement and other fees of approximately $208,000.

The Company received various loans aggregating $233,000 during 2000 and $8,000 in 2001 from companies believed to be controlled by the Company's former CEO (see Note 6).

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

                      DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Litigation
----------

BookDigital is presently involved in an arbitration proceeding with a former employee, alleging improper termination and demanding pay for the remainder of contract. The Arbitration Association ruled that the employee was improperly terminated by the former President and awarded that the employee is "entitled to the continuation of his salary from June 23, 2000 up to the end of his contract to be paid in accordance with the payroll practices of BookDigital.com.
BookDigital.com will argue that, because of the downturn of the Internet industry in 2000, the division where the employee was working was closed down in September 2000. BookDigital.com plans to settle with the employee, but cannot predict the outcome of the settlement. An accrual of $80,000 was recorded as of September 30, 2001.

The Company's former CEO has filed various lawsuits against the Company. In the first lawsuit, a company owned by the former CEO has made demands for payment of certain loans given to the Company. The Company has responded in its defense challenging, among other things, the validity of loan documents made between the former CEO and his cousin, who was acting President of the Company at the time. In addition, the Company has indebtedness due from the former CEO. In the second lawsuit, the former CEO has filed for arbitration relating to illegal termination of his consulting contract. The Company has filed a motion to dismiss the arbitration process based on the validity of the consulting agreement  that  was  made by the  former  CEO and his  cousin,  who was  acting
President of the Company. In the third lawsuit, the former CEO has filed a lawsuit without legal representation against a number of parties, including the Company. The former CEO has made various charges against the parties, including misrepresentation, manipulation, conspiracy and illegal corporate actions against himself and the former acting President of the Company. The Company intends to fully defend itself and to file a counter suit against the former CEO for various fraudulent activities and misrepresentations. The Company cannot predict the outcome of these matters at this early stage. Accordingly, no provision for loss with respect to these lawsuits has been recorded in the accompanying consolidated financial statements.

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

                         DOMINIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

International Operations (Continued)
-----------------------------------

The revenues generated by ICON originate in the United States and are payable by the users who are located in the United States. Accordingly, none of the ICON's revenues are considered to be foreign. As of September 30, 2001, ICON had telecommunication equipment with a net book value of approximately $8,000 with situs in the above-mentioned foreign countries.

In view of the foregoing, the Company's business, earnings, asset values and prospects may be materially and adversely affected by developments with respect to inflation, interest rates, currency fluctuations, government policies, price and wage controls, exchange control regulations, taxation, expropriation, social instability, and other political, economic or diplomatic developments in or affecting the above-mentioned countries. The Company has no control over such conditions and developments, and can provide no assurance that such conditions and developments will not adversely affect the Company's operations. NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2001, the Company completed the acquisition of ICON. The transaction had the following impact on the balance sheet as of September 30, 2001:



               Accounts receivable - net                              $  338,484
               Other current assets                                       42,627
               Goodwill                                                5,287,857
               Property and equipment - net                              266,513
               Security deposits                                          35,433
               Other assets                                               42,175

               Notes payable                                           2,064,744
               Note payable - stockholder                                802,317
               Accounts payable and accrued liabilities                  564,450
               Equity                                                  2,591,710
                                                                      ----------
               Net Cash Provided from Acquisition                     $   10,132
                                                                      ==========

                                     PART I

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS

Reports are contained starting Page F-1

Item 2.           MANAGEMENT'S DISCUSSION AND ANAYSIS

Description of Business:

Dominix, Inc. ("We", "Us" or the "Company") is a Delaware corporation, which completed its re-incorporation in August 2000. Prior to August 2000, We were a Colorado corporation and Our name was Medical Management Systems, Inc. ("MMGS"). In May and June 2000 we conducted an Exchange Offer where we acquired over 99% of the stock of Bookdigital.com, Inc., which operates several web sites that make books, primarily reference books, e-education, legal materials, and educational materials available for free and to paid subscribers. On January 2001, the Company acquired International Controllers, Inc. a privately held Delaware corporation ("ICON") in an exchange of stock transaction with its principal. ICON is a telecommunication technology and marketing company that builds telecommunication portals focusing on ethnic communities which the company calls eClubs(TM). The company has focused its activities on its telecommunication strengths by concentrating on the eClubs telecommunication business model. On May 2001, the board of directors approved a company name change to eClubsworldwide to more accurately reflect the business. The company has not yet filed the necessary papers to the State of Delaware, NASD and the SEC to formally affect the change in name of the company but intends to do so in the future. On July 2001, the Company expanded its business by entering the out-sourced call center business with a marketing and network management agreement with a leading Call Center in the Philippines


Results of Operation:

Dominix is no longer considered a development stage company. As a result of the ICON acquisition, significant revenue generating operations have commenced and are anticipated to continue. The discussions reflect the consolidation, which has been accounted for by the purchasing method of accounting. As with most companies in the telecommunication business, the Company was affected by the events that unfolded on September 11, 2001, wherein the Company experienced several network outages which directly affected our ability to service our clients which in turn had an effects on revenues. In addition, because of the demise of several telecommunication companies, the company experienced network interruptions and had to reroute service to other carriers. On July 2001, the Company had to suspend operations on its eClub de Venezuela partnership due to new regulatory provisions in Venezuela. eClub de Venezuela is currently seeking partners so that it can meet the new minimum capitalization requirements needed to renew its value added telecommunication license in Venezuela.

We had revenues on a consolidated basis of $736,306 for the three-month period ended September 30, 2001, whereas there were no revenues for the comparable three-month period of the prior year. The revenues we reported during the three-month period ended September 30,2001, were primarily due from the operations of ICON.

During our three-month period ended September 30,2001, we had a net income from operations on a consolidated basis of $148,508 compared to a loss from operations of $496,986 for the same period of the prior year.

In addition to its primary business of providing telecommunication services to the Philippine and Russian communities through its eClubs, the Company is anticipating new revenues through the its new projects. The Company has expanded its eClub product line by offering a Philippine based call center service to companies in the United States who desire to out-source these services. The Company expects to realize revenues on its Call Center business by early 2002. In addition, the Company is anticipating the realization of the e-rate contracts it had signed up to provide telecommunication integration services primarily to schools in Puerto Rico which would add an additional $2.3 million dollars in revenue.


Liquidity and Capital Resources.

At September 30,2001 we had total current assets of $452,837 and total assets of $5,244,655. A significant portion of the assets can be attributed to the goodwill booked as part of the ICON acquisition. Our total current liabilities were $4,206,901 at September 30,2001, a large portion of which is the assumption of debt of ICON which was used to develop the IQ switching and software technology as well as developing the eClubs ethnic marketing concept. The accounts payable at September 30,2001 was $1,020,237. Our cash flow used by our operating activities were $287,181 for the nine-month period ended September 30,2001.

In order for us to meet our operating expenses, we utilized loans and convertible debenture notes in the amount of $354,182 for the nine-month period ended September 30,2001. To help finance its operations and grow its business plan, the Company has instituted a financing program wherein it has solicited its original shareholders to reinvest in the Company. The next phase of the plan is to raise money through a registration process, which the Company plans to implement by the start of the 4th quarter of 2001 to 1st Quarter 2002. The company continues to work on programs that will generate revenues from its eClubs, call center and e-Rate projects to reduce dependence on outside financing. No assurance can be given that the Company can continue to obtain financing for working capital or sell all or any of its securities, or obtain a loan against its securities, or if obtained that such funding will not cause substantial dilution to shareholders of the Company.


                                     PART II

Item 1.           LEGAL PROCEEDINGS

On November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations who were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000, wherein certain shares by Mr. Vahab and Ms. Yamani are to deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, a mutual general release was entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates.

There is a possible legal action with respect to the former consultant of the Company, Andrew Racz and Mr. Racz's company Beral Inc. for misappropriation of shares that the company recovered from previous consultants who were improperly issued shares for work that was not fully performed.


Item 2.           CHANGES IN SECURITY

On August 2001, the Company has issued an aggregate of 2,000,000 shares to various consultants for services. These shares were valued at approximately $0.04 per share.

On September 2001, the Company issued an aggregate of 2,557,860 shares to holders of the ICON stock option plan for buy-out of the stock option plan. These shares had originally been reserved as part of the acquisition agreement entered to with ICON last January of 2001. Also as obligation for the acquisition of ICON, the Company issued 1,050,000 shares to Caysana Enterprises LLC to buy-out their 15% equity holdings of eClubPhilippines.

During August 2001, the Company entered into various agreements whereby certain shareholders agreed to use their shares to pay the expenses due to certain professionals. In exchange, the Company issued to these shareholders a total of 2,456,349 shares of restricted common stock.


Item 3.           DEFAULTS UPON SENIOR SECURITIES

None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


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



         Date:                      November 20, 2001By: /s/ Enrique Abreu
                                    --------------------------------------
                                    Enrique Abreu,   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


      DATE                         SIGNATURE /  TITLE


         Date:                      November 20, 2001By: /s/ Enrique Abreu
                                    --------------------------------------
                                    Enrique Abreu,   CEO


         Date:                      November 20, 2001By: /s/ Enrique Abreu
                                    --------------------------------------
                                    Enrique Abreu, Chairman


         Date:                      November 20, 2001By: /s/ Ric Cmiel
                                    ----------------------------------
                                    Ric Cmiel, Director