Form 10KSB
period 2001-12-31
DOMINIX INC
filed 2002-05-21
CIK 824104

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 000-29462


                                  DOMINIX, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                 13-4127624
       -------------------                        -------------------
  (State of other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


           150 Broad Hollow Road, suite 103, Melville, New York 11747
                    -----------------------------------------
                     Address of principal executive offices

        Registrant's telephone number, including area code: 631-424-4833

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been
subject to such filing requirement for the past 90 days.  [X] Yes   [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form -KSB. [X]

State issuer's revenues for its most recent reporting period
(Fiscal year).........$2,959,523

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2001 was $1,590,785. The bid price of the common stock at that date was $0.023.
================================================================================

                                  DOMINIX, INC.

                               Form 10-KSB - Index

                   For the Fiscal Year Ended December 31, 2001

PART I                                                                     Page

Item 1.    Business                                                          1
Item 2.    Properties                                                        2
Item 3.    Legal Proceedings                                                 2
Item 4.    Submission of Matter to a Vote of Security Holders                2

PART II

Item 5.    Market of Registrant's Securities and Related
                     Stockholder Matters                                     3
Item 6.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     4
Item 7.    Consolidated Financial Statements and
                     Supplementary Data                                      5
Item 8.    Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosures                 5

PART III

Item 9.    Directors and Executive Officers of the Registrant
Item 10.   Executive Compensation
Item 11.   Security Ownership of Certain Beneficial
                     Owners and Management
Item 12    Certain Relationships and Related Transactions


Part IV

Item 13.   Exhibits, Consolidated Financial
                     Statements, Schedules and Reports on Form 8-K           8

Signatures


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Dominix, Inc. ("We", "Us" or the "Company") is a Delaware corporation, which completed its re-incorporation in August 2000. Prior to August 2000, we were a Colorado corporation and Our name was Medical Management Systems, Inc. ("MMGS"). In May and June 2000 we conducted an Exchange Offer where we acquired over 99% of the stock of Bookdigital.com, Inc., which operated several web sites that make books, primarily reference books, e-education, legal materials, and educational materials available for free and to paid subscribers. On January 2001, the Company acquired International Controllers, Inc. a privately held Delaware corporation ("ICON") in an exchange of stock transaction with its principal. ICON is a telecommunication technology and marketing company that builds telecommunication portals focusing on ethnic communities which the company calls eClubs(TM). The company has focused its activities on its telecommunication strengths by concentrating on the eClubs telecommunication business model. On July 2001, the Company expanded its business by entering the out-sourced call center business with a marketing and network management agreement with a leading Call Center in the Philippines.

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

Bookdigital.com Inc., is a Delaware corporation formed in March of 1999 and was a development stage company engaged in certain areas of web commerce. Bookdigital.com was comprised of three sites/divisions, www.bookdigital.com, a general comprehensive online reference site, www.bookdigitalschools.com, a site that serves schools, and www.lawexpress.com, an online legal subscription service for attorneys, consultants and paralegals. The www.bookdigitalschools.com web site was designed to serve primary and secondary schools. www.bookdigitalschools.com offers schools the "Total Internet Education Solution" "TIES(TM)") internet package which includes a customized school browser, real time and taped tutoring via the Internet, calendaring, chat rooms, community news and activities, school events and other features. Due to the current state of decline of the Internet industry, Bookdigital.com has halted development of its www.bookdigital.com, www.bookdigitalschools.com, www.lawxpress.com web sites.

PRESENT BUSINESS:

On January 10, 2001, the Company acquired International Controllers, Inc. a privately held Delaware corporation ("ICON") in an exchange of stock transaction with its principal.

Under the terms of the Acquisition, all of the outstanding shares of ICON were exchanged for an aggregate 1,464,000 shares of the Dominix common stock, representing approximately 18% of Registrant's outstanding common stock. All of these shares are owned by Enrique J. Abreu the former principal of ICON. As a result of the transaction, ICON is now a wholly owned subsidiary of the Company. In conjunction with the acquisition of ICON, Dominix entered into a loan repayment agreement as well as a Guarantee and Security agreement with the major debt-holders of ICON. Aslo, pursuant to the terms of the transaction, Dominix Chairman and CEO, Ray Vahab, resigned and was replaced by Mr. Abreu. Mr. Vahab also resigned his position as a director of the Company and was replaced by Mr. Abreu.

ICON is an Internet Telephony company that builds and markets eClubsworldwide(TM). ICON's eClubs(TM) are localized business units that use low cost, Internet-based telephony service as the marketing magnet for building ethnic-specific membership and rapidly growing revenues. EClubs are ICON's marketing engines that sell unique but essential products and services to ethnic communities and country-specific businesses throughout the world. The foundation of each eClub is technology invented by ICON. The IQ-150(TM) Intelligent Switch and IQ-Business Solutions(TM) allow each eClub to provide Internet telephone service to members who want to call home. Each eClubs' country-specific rate plan is a price leader in its market--creating growth magnets for membership. ICON has also expanded its business by entering the out-sourced call center business with a marketing and network management agreement with a leading Call Center in the Philippines. ICON has also expanded its business by entering the out-sourced call center business with a marketing and network management agreement with a leading Call Center in the Philippines.

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

On February 14, 2001, Dominix rescinded its agreement to acquire Syndata Technologies, Inc.

SUBSEQUENT EVENTS:

On April 26, 2002, the debtholder for ICON, INC., of the obligations of the Registrant for the purchase of ICON, INC., served a Demand for Collateral due to the default in the amount of $2,630,319 of the Registrant. Pursuant to the Demand, Nativity Realty, Inc., elected to take possession of the 9,408,165 shares of ICON, INC., held as collateral for full consideration of the amount due under the Loan Guarantee and Security Agreement. Therefore, effective April 30, 2002, the Registrant was no longer in control of ICON, INC.

Effective April 30,2002, the company entered into a Debt Conversion Agreement with Diversified Capital Holdings, Inc. ("Diversified"). Pursuant to the Agreement, the Company approved the issuance of 1,333,333 shares of Series A Convertible Preferred Stock to Diversified, as well as a change in the Management and Directors of the Company. Currently, the Registrant has no operating business. It is the intention of the current management to locate a new business opportunity, either by acquisition of assets, stock or as a result of a merger.

ITEM 2. DESCRIPTION OF PROPERTY

SUBSEQUENT EVENTS:

Effective May 1, 2002, the Registrant has relocated its offices to 150 Broad Hollow Road, Suite 103, Melville, New York. The Telephone Number is 631-424-4833. The Registrant occupies space with Diversified Capital Holdings, Inc., a subsidiary of CDKnet, Inc. in approximately 1,000 square feet. The Registrant is not a signatory on the lease and is a month-to-month tenant. It currently does not pay rent on this space. The space is currently sufficient for its needs.

ITEM 3. LEGAL PROCEEDINGS

On November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations who were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000, wherein certain shares by Mr. Vahab and Ms. Yamani are to deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, a mutual general release was entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. While the Company has received no formal notice of a Default on the Settlement Agreement, it realizes that it is late on its payments. However, the new management of the Registrant is working on a new agreement with Mr. Vahab and Ms. Yamani. The new settlement provides for the issuance to Mr. Vahab and Ms. Yamani the sum of twenty million (20,000,000) shares of common stock which was stipulated as a cure to a default condition on the original Settlement agreement . It is expected that the new settlement will be finalized within the next thirty days.


There is a possible legal action with respect to the former consultant of the Company, Andrew Racz and Mr. Racz's company Beral Inc. for misappropriation of shares that the company recovered from previous consultants who were improperly issued shares for work that was not fully performed.

Bookdigital.com, a subsidiary of Dominix was involved in an arbitration proceeding with a former employee (Mr. Colucci) alleging improper termination and demanding pay for the remainder of contract. The Arbitration Association ruled that Mr. Colucci was improperly terminated by the former President and awarded that Mr. Collucci is "entitled to the continuation of his salary from June 23, 2000 up to the end of his contract to be paid in accordance with the payroll practices of Bookdigital.com". Bookdigital.com's present position is that, because of the downturn of the Internet Industry in 2000, the division where Mr. Colucci was working was closed down on September 2000. Bookdigital.com plans to settle with Mr. Colluci but cannot predict the outcome of the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

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

         QUARTER ENDED                       BID
                                     HIGH             LOW
             2000
                  3/31                5.00           0.00*
                  6/30               11.00           5.00
                  9/30                7.75           5.00
                 12/31                6.5            2.0625

             2001
                  3/31                 .42            .08
                  6/30                 .27            .03
                  9/30                 .10            .02
                 12/31                 .045           .018

             2002
                  3/31                 .03            .007


*MMGS stock was not trading on a regular basis before the exchange offer with Bookdigital.com. There were days that the volume would be zero.

As of April 15, 2001, the Company has approximately 250 holders of record of its Common Stock. The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company declared a ten (10) for one (1) forward split which was effective as of April 30, 2001.

RECENT SALES OF UNREGISTERED SECURITIES:

During the period January 1 through March 2001, the Company issued 11,045,790 shares of common stock valued at $2,104,240 to various employees and consultants for services rendered. Also in August 2001, the Company cancelled 3,250,000 of those shares valued at $455,000 and is reflected as a reduction in stock-based compensation in the accompanying consolidated statement of operations for that period.

During August 2001, the Company issued 2,000,000 shares of common stock valued at $64,000 to consultants for services rendered and issued 2,447,349 restricted shares of its common stock to two stockholders in exchange for 1,957,880 in unrestricted shares. The value of the additional shares issued was recorded as a compensatory element of $24,473 in the accompanying 2001 consolidated financial statements.

In September 2001, the Company issued 1,050,000 shares of its common stock to purchase the minority interest (approximately 15%) in one of the subsidiary companies of ICON. The additional purchase was valued at $42,000.

During November and December 2001, the Company issued 7,048,444 shares of common stock valued at $273,058 to various consultants and employees for services rendered.

Also in November 2001, the Company issued 2,000,000 shares of common stock to directors valued at $40,000 for services rendered and cancelled 476,756 shares of common stock previously issued to the former CEO.

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

RESULTS OF OPERATION:

During our year ended December 31, 2001, we had revenues and an operating loss on a consolidated basis of $2,959,523 and $(6,707,646) respectively.

LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 2001 we had total current assets of $466,634, and total assets of $3,268,590. Our total current liabilities were $4,920,008 at December 31, 2001. The accounts payable at December 31, 2001 was $1,886,945. Our cash flow used by our operating activities were ($372,314) during 2001.

In order for us to meet our operating expenses during 2001, we utilized loans and convertible debenture notes in the amount of $3,033,063. To help finance its operations and grow its business plan, the Company has instituted a financing program wherein it has solicited its original shareholders to reinvest in the Company. The company continues to work on programs that will generate revenues from its eClubs, call center and e-Rate projects to reduce dependence on outside financing. No assurance can be given that the Company can continue to obtain financing for working capital or sell all or any of its securities, or obtain a loan against its securities, or if obtained that such funding will not cause substantial dilution to shareholders of the Company.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reports are contained starting Page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On January 26, 2001, the Company filed a Form 8-K, indicating a change in accountants was effectuated. This was the result of the acquisition of ICON. There are no disagreements that are known with the previous accountants. The appropriate Form 8-K was filed with the following text:

     "On January 24, 2001, Registrant dismissed Simon Krowitz Bolin & Associates, P.A. ("SKBAPA") as its independent accountants. This action was approved by Registrant's Board of Directors. During its tenure, SKBAPA did not issue a report on Registrant's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

     During the period of its engagement, there were no disagreements between Registrant and SKBAPA on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of SKBAPA, would have caused it to make reference to the subject matter of the disagreement in connection with its opinion.

     The disclosure contained herein has been submitted to SKBAPA for its review and for it to have an opportunity to comment on the disclosure. "

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

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Effective April 30, 2002, the Officers and Directors of the Registrant are as follows:

NAME                   AGE       POSITION                     APPOINTED
----------------------------------------------------------------------------
James W. Zimbler       37        Chairman, CEO                April 30, 2002
Andrew J. Schenker     41        Director and President       April 30, 2002

All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.

James W.  Zimbler, Chairman and CEO
On November 1, 2001, Mr. Zimbler, was appointed as President and Director of the TTI Holdings of America Corp. From February 2001 until October 15, 2001, Mr. Zimbler was engaged in consulting for various companies and for a portion of that time has been a principal member in Crossover Advisors, LLC. Prior to that, from January 1999 to November 1999, Mr. Zimbler was Chairman of the Board of Directors and President of IntermediaNet, Inc. now known as Cyberedge Enterprises, Inc., a public company and in November 1999, became just the Chairman until February 2001. He was re-appointed CEO and a Director in September 2001. Mr. Zimbler was also Chairman and CEO of Universal Media Holdings, Inc., until February 2001. From December 1996 through November 1998, Mr. Zimbler was President and Chief Operating Officer for Total Freight Solutions America, Inc. Mr. Zimbler was employed by Packaging Plus Services, Inc. from August of 1994 through December of 1996. From March 1987 to September 1983 he was the owner of a messenger delivery service, which was sold. Thereafter he formed Rapid Delivery Service, which was sold to Packaging Plus Services, Inc., in 1994. Mr. Zimbler attended Suffolk Community College from 1983 through 1985 where he majored in Business Administration.

Andrew J. Schenker - Director and President
Mr. Schenker was appointed President of CDKnet.com, Inc. on January 3, 2002. He became a director of CDKnet.com in May, 1998. He recently stepped down from his position as the General Manager for Education Marketing - Worldwide at Symbol Technologies, Inc. a manufacturer and world leader in bar-code based data transaction systems based in Holbrook, New York to concentrate on entrepreneurial opportunities. Since November 1986, he has held several financial management positions at Symbol Technologies, Inc., most recently at the position described above. He is also the trustee for several trusts and a public foundation, as well as an executive committee member of the Smithtown School District Industry Advisory Board.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the executives and officers of the Company as of December 31, 2001.

                                                 OTHER ANNUAL
NAME AND PRINCIPAL POSITION  YEAR  SALARY ($)    COMPENSATION($)  Shares(#)
---------------------------  ----  ------------  ---------------  ----------
Enrique Abreu                2001  $175,000 (1)  $                1,000,000(2)
  Chief Executive Officer    2000  $175,000 (1)
Ric Cmiel                    2001  $0            $                1,000,000(2)


(1) Salary was accrued but not paid during this period
(2) Issued April 29, 2002, value of $20,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

At December 31, 2001, there were 85,971,987 shares issued and outstanding. The following table sets forth certain information concerning the beneficial ownership of the Common Stock, (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
(ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.


Name of Beneficial      Amount and Nature                     Percent of Class
Owner                   of Beneficial Ownership Common(1)     Common
------------------      --------------------------------      ----------------
Enrique J. Abreu(*)               13,176,000                       15.3%
Ric Cmiel(*)                         100,000                       **
Homework 911                       7,151,230                       8.3

All officers and directors
as a group
(*)        Director
(**)       Less than 1%

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 26, 2002, the holder of the related party debt sent a demand notice to the Company and subsequently foreclosed on the common stock of the ICON subsidiary to satisfy debt in the principal amount of $633,319 and related accrued interest due from ICON. As a result of this event, the ICON subsidiary is no longer owned by the Company.

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

           EXHIBITS AND SEC REFERENCE NUMBERS


     Number       Title of Document
     ------       -----------------
     2(a)         Certificate of Incorporation (1)
     2(b)         Plan of Merger (1)
     2(c)         Agreement and Plan of Merger (1)
     2(d)         By-Laws (1)
     2(e)         Amended and Restated Certificate of Incorporation (2)


(1) Filed as exhibits to Form 8-K, April 14, 2000
(2) Filed as exhibit to Schedule 14C



(b) Reports on Form 8-K


     (a) On January 26, 2001, the Company filed a Form 8-K, indicating a change in accountants was effectuated. This was the result of the acquisition of ICON. There are no disagreements that are known with the previous accountants. The appropriate Form 8-K was filed with the following text:

         "On January 24, 2001, Registrant dismissed Simon Krowitz Bolin & Associates, P.A. ("SKBAPA") as its independent accountants. This action was approved by Registrant's Board of Directors. During its tenure, SKBAPA did not issue a report on Registrant's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

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

         The disclosure contained herein has been submitted to SKBAPA for its review and for it to have an opportunity to comment on the disclosure. "

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

     (c) On May 16, 2001, the Company filed a Form 8-K indicating that it had relocated its executive offices to the location of its subsidiary, Icon, Inc., at 2777 Summer Street, Stamford, CT. In addition, it indicated that the pursuant to the Purchase Agreement between the Company and Icon, that Ray Vahab had resigned as a Director and Officer of the Company.

     (d) On August 31, 2001, the Company filed a Form 8-K indicating that Maya Likar had resigned from the Board of Directors of the Registrant.

     (e) We filed a Form 8-K on May 21, 2002, indicating the following changes:
Item 1, Change of Control of Registrant; Item 2, Acquisition or disposition of assets; Item 5, Other Information; Item 6, Resignations of Directors and Executive Officers.

                         DOMINIX, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENT


                           DECEMBER 31, 2001 AND 2000
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                         DOMINIX, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 PAGE NOS.

INDEPENDENT AUDITORS' REPORT                                        2


CONSOLIDATED BALANCE SHEET                                          3
   At December 31, 2001


CONSOLIDATED STATEMENTS OF OPERATIONS                               4
   For the Years Ended December 31, 2001 and 2000


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY               5 - 7
   For the Years Ended December 31, 2000 and 2001


CONSOLIDATED STATEMENTS OF CASH FLOWS                               8
   For the Years Ended December 31, 2001 and 2000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        9 - 26

Board of Directors and Stockholders
Dominix, Inc. and Subsidiaries




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheet of Dominix, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominix, Inc. and Subsidiaries at December 31, 2001 and the results of its operations, changes in stockholders' deficiency and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2001 and 2000, the Company has incurred losses of $6,707,646 and $8,893,895, respectively. As of December 31, 2001, the Company had a stockholders' deficiency of $1,651,418. In addition, the Company is in default on its convertible notes payable - related parties and its convertible notes payable - others. Further, as a result of a debt default one of the Company's debtholders took possession of the Company's only active business in April 2002. As discussed in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                                    GRASSI & CO., CPAs, P.C.


New York, New York
May 20, 2002

                         DOMINIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001



                                     ASSETS
                                     ------
Current Assets:
   Cash and cash equivalents                                       $     84,821
   Accounts receivable, net of allowance for
     bad debt of $25,000                                                351,138
   Other current assets                                                  30,675
                                                                   ------------
        Total Current Assets                                            466,634

Goodwill, net of accumulated amortization and
  impairment of $2,692,971                                            2,636,886
Property and equipment, net of accumulated
  depreciation of $253,071                                              104,189
Other intangible assets, net of accumulated
  amortization of $31,397                                                10,444
                                                                         50,437
Security deposits                                                            --
                                                                   ------------
                                                                   $  3,268,590
        Total Assets                                               ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
   Notes payable - bank                                            $     60,744
   Convertible notes payable - related parties                        2,730,319
   Convertible notes payable - others                                   242,000
   Accounts payable and accrued liabilities                           1,886,945
                                                                   ------------
        Total Liabilities                                             4,920,008
                                                                   ------------
Commitments, Contingencies and Other Matters
  (Notes 1, 5, 6, 7, 10, 11 and 13)

Stockholders' Deficiency:
   Preferred stock - $0.001 par value;
      5,000,000 shares authorized; -0- shares
      issued and outstanding                                                 --
   Common stock - $0.001 par value; 200,000,000
      shares authorized; 85,971,987 shares
      issued and outstanding                                             85,972
   Additional paid-in capital                                        19,408,448
   Accumulated deficit                                              (21,145,838)
                                                                   ------------
        Total Stockholders' Deficiency                               (1,651,418)
                                                                   ------------
        Total Liabilities and Stockholders' Deficiency             $  3,268,590
                                                                   ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                    2001               2000
                                                ------------       ------------

Revenues - Net                                  $  2,959,523       $         --
                                                ------------       ------------
Costs and Expenses:
  Cost of revenues                                 1,536,441                 --
  Stock-based compensation                         1,973,203          6,891,737
  Consulting fees                                    104,132            461,626
  Other general and administrative expenses        2,297,070          1,335,034
  Depreciation expense                               236,714             36,260
  Goodwill amortization                            1,065,971                 --
  Goodwill impairment                              1,627,000                 --
  Other intangibles amortization                      31,397                 --
  Interest expense                                   267,532              4,054
  Finance charges                                    192,466            142,845
  Miscellaneous income                                (9,880)              (969)
  Loss on disposal of equipment                       45,123             23,308
  Litigation provision                               300,000                 --
                                                ------------       ------------
      Total Costs and Expenses                     9,667,169          8,893,895
                                                ------------       ------------
      Net Loss                                  $ (6,707,646)      $ (8,893,895)
                                                ============       ============

Basic and Diluted Loss Per Share                $      (0.09)      $      (0.23)
                                                ============       ============
Weighted average shares used in basic and
  diluted loss per share                          76,906,575         38,760,000
                                                ============       ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                   COMMON STOCK                   ADDITIONAL
                                         DATE OF            ---------------------------            PAID-IN
                                       TRANSACTION            SHARES          AMOUNT               CAPITAL
                                       -----------          -----------     -----------          -----------
                                                                (1)
YEAR ENDED DECEMBER 31, 2000:
----------------------------
Balance - December 31, 1999                                  34,847,140     $    34,840          $ 5,250,344

Stock issued under private placement      01/01                 815,560             820            1,684,010
Stock issued for consulting services      04/00               1,556,500           1,560            2,799,844
Stock issued for consulting services      04/00                 217,910             220              391,978
Stock issued for consulting services      06/00                 449,830             450              809,155
Compensatory element related to
  exchange offer                          06/00               1,655,080           1,660              923,862
Stock issued for cash                     08/00               1,195,000           1,190              430,131
Stock issued for consulting services      07/00                 287,650             290              291,801
Stock issued for consulting services      10/00               3,012,510           3,010            1,674,378
Stock issued for cash                     10/00                  20,000              17               13,998
Receivable from stockholder                                          --              --                   --
Offering expenses                                                    --              --             (208,280)
Value assigned to beneficial
  conversion feature of debt                                         --              --              142,845
Net loss                                                             --              --                   --
                                                            -----------     -----------          -----------
Balance - December 31, 2000                                  44,057,180     $    44,057          $14,204,066
                                                            ===========     ===========          ===========

                                                                                                    TOTAL
                                                             RECEIVABLE                          STOCKHOLDERS'
                                                                FROM        ACCUMULATED             EQUITY
                                                            STOCKHOLDER       DEFICIT            (DEFICIENCY)
                                                            -----------     -----------          -----------

YEAR ENDED DECEMBER 31, 2000:
----------------------------
Balance - December 31, 1999                                 $        --     $(5,544,297)         $  (259,113)

Stock issued under private placement                                 --              --            1,684,830
Stock issued for consulting services                                 --              --            2,801,404
Stock issued for consulting services                                 --              --              392,198
Stock issued for consulting services                                 --              --              809,605
Compensatory element related to
  exchange offer                                                     --              --              925,522
Stock issued for cash                                                --              --              431,321
Stock issued for consulting services                                 --              --              292,091
Stock issued for consulting services                                 --              --            1,677,388
Stock issued for cash                                                --              --               14,015
Receivable from stockholder                                    (122,600)             --             (122,600)
Offering expenses                                                    --              --             (208,280)
Value assigned to beneficial
  conversion feature of debt                                         --              --              142,845
Net loss                                                             --      (8,893,895)          (8,893,895)
                                                            -----------     -----------          -----------
Balance - December 31, 2000                                 $  (122,600)   $(14,438,192)         $  (312,669)
                                                            ===========     ===========          ===========

(1) Share amounts have been restated to reflect the 10-for-1 stock split on April 30, 2001.

                   The accompanying notes are an integral part of these consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001



                                                                            COMMON STOCK                   ADDITIONAL
                                                  DATE OF            ---------------------------            PAID-IN
                                                TRANSACTION             SHARES         AMOUNT               CAPITAL
                                                -----------          -----------     -----------          -----------
                                                                         (1)
YEAR ENDED DECEMBER 31, 2001:
----------------------------
Balance - December 31, 2000                                           44,057,180     $    44,057          $14,204,066

Stock issued for acquisition of 98.427% of
  the outstanding shares of International
  Controller's, Inc.                               01/01              19,197,860          19,198            2,572,513
Stock issued for conversion of debt                01/01               2,810,000           2,810              376,540
Stock issued for consulting services               01/01               1,800,000           1,800              421,200
Stock issued for consulting services               02/01                 928,290             928              221,862
Stock issued for consulting services               02/01               4,200,000           4,200              877,800
Stock issued for consulting services               03/01               4,117,500           4,118              572,332
Cancellation of stock issued for consulting
  services                                         08/01              (3,250,000)         (3,250)            (451,750)
Stock issued for consulting services               08/01               2,000,000           2,000               62,000
Issuance of restricted stock in exchange
  for unrestricted stock                           09/01                 489,469             489               23,984
Stock issued for acquisition of minority
  interest in subsidiary                           09/01               1,050,000           1,050               40,950
Value assigned to beneficial conversion
  feature of debt                                                             --              --               88,466
Stock issued for consulting services               11/01               1,957,880           1,958               95,871
Stock issued for consulting services               12/01               2,083,807           2,084               68,077
Stock issued for consulting services               12/01               2,006,757           2,007               65,561
Stock issued to directors                          11/01               2,000,000           2,000               38,000
Cancellation of stock issued to former CEO         11/01                (476,756)           (477)              (9,524)
Receivable from stockholder                        11/01                      --              --                   --
Value assigned to beneficial conversion
  feature of debt                                  11/01                      --              --               33,000
Value assigned to warrants issued in
  connection with financing                        11/01                      --              --               71,000
Stock issued for consulting services               11/01               1,000,000           1,000               36,500
Net loss                                                                      --              --                   --
                                                                     -----------     -----------          -----------
Balance - December 31, 2001                                           85,971,987     $    85,972          $19,408,448
                                                                     ===========     ===========          ===========

(1) Share amounts have been restated to reflect the 10-for-1 stock split on April 30, 2001.



                   The accompanying notes are an integral part of these consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001








                                                                                          TOTAL
                                                 RECEIVABLE                            STOCKHOLDERS'
                                                    FROM            ACCUMULATED           EQUITY
                                                 STOCKHOLDER          DEFICIT          (DEFICIENCY)
                                                 ------------       ------------       ------------

YEAR ENDED DECEMBER 31, 2001:
----------------------------
Balance - December 31, 2000                      $   (122,600)      $(14,438,192)      $   (312,669)

Stock issued for acquisition of 98.427% of
  the outstanding shares of International
  Controller's, Inc.                                       --                 --          2,591,711
Stock issued for conversion of debt                        --                 --            379,350
Stock issued for consulting services                       --                 --            423,000
Stock issued for consulting services                       --                 --            222,790
Stock issued for consulting services                       --                 --            882,000
Stock issued for consulting services                       --                 --            576,450
Cancellation of stock issued for consulting
  services                                                 --                 --           (455,000)
Stock issued for consulting services                       --                 --             64,000
Issuance of restricted stock in exchange
  for unrestricted stock                                   --                 --             24,473
Stock issued for acquisition of minority
  interest in subsidiary                                   --                 --             42,000
Value assigned to beneficial conversion
  feature of debt                                          --                 --             88,466
Stock issued for consulting services                       --                 --             97,829
Stock issued for consulting services                       --                 --             70,161
Stock issued for consulting services                       --                 --             67,568
Stock issued to directors                                  --                 --             40,000
Cancellation of stock issued to former CEO                 --                 --            (10,001)
Receivable from stockholder                           122,600                 --            122,600
Value assigned to beneficial conversion
  feature of debt                                          --                 --             33,000
Value assigned to warrants issued in
  connection with financing                                --                 --             71,000
Stock issued for consulting services                       --                 --             37,500
Net loss                                                   --         (6,707,646)        (6,707,646)
                                                 ------------       ------------       ------------
Balance - December 31, 2001                      $         --       $(21,145,838)      $ (1,651,418)
                                                 ============       ============       ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                            2001               2000
                                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $ (6,707,646)      $ (8,893,895)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Bad debts provision                                                     25,000                 --
      Litigation provision                                                   300,000                 --
      Loss on disposal of equipment                                           45,123             23,308
      Stock-based compensation                                             1,973,203          6,891,737
      Value assigned to warrants and beneficial conversion feature
        of debt                                                              192,466            142,845
      Depreciation                                                           236,714             36,260
      Amortization of goodwill                                             1,065,971                 --
      Amortization of other intangibles                                       31,397                 --
      Goodwill impairment charge                                           1,627,000                 --
  Cash provided by (used in) the change in assets and liabilities:
      Accounts receivable                                                    (37,654)                --
      Security deposit                                                       110,394            (98,135)
      Other assets                                                            27,627             (8,197)
      Accounts payable and accrued liabilities                               738,091           (173,611)
                                                                        ------------       ------------
      Net Cash Used in Operating Activities                                 (372,314)        (2,079,688)
                                                                        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                            --           (107,466)
  Acquisition of ICON                                                         10,132                 --
                                                                        ------------       ------------
      Net Cash Provided by (Used in) Investing Activities                     10,132           (107,466)
                                                                        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                          --          2,128,342
  Offering expenses                                                               --           (208,280)
  Proceeds of note payable - related parties                               2,207,353            333,249
  Proceeds of notes payable - other                                               --             11,522
  Repayment of notes payable - other                                      (2,013,171)                --
  Advances from related parties                                                   --              4,423
  Receivable from stockholder                                                     --           (122,600)
  Proceeds of convertible notes - related parties                              8,000                 --
  Proceeds of convertible notes - other                                      252,000                 --
  Repayment of convertible notes - other                                     (10,000)                --
                                                                        ------------       ------------
      Net Cash Provided by Financing Activities                              444,182          2,146,656
                                                                        ------------       ------------
Increase (Decrease) in Cash                                                   82,000            (40,498)

Cash - Beginning of Year                                                       2,821             43,319
                                                                        ------------       ------------
Cash - End of Year                                                      $     84,821       $      2,821
                                                                        ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
  Cash paid during the year for:                                        $    123,601       $        392
      Interest                                                          ============       ============

      Common stock issued to repay loans from related parties           $    379,350       $         --
                                                                        ============       ============
      Notes payable - related parties reclassified to accrued
        liabilities                                                     $    241,249       $         --
                                                                        ============       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

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

During 2000, the Company's current business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of webcommerce. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through December 31, 2001, no revenues have been generated by BookDigital.

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of the Company's common stock. ICON is a provider of telecommunications services under various ethnics' marketing clubs (see Note 3). Commensurate with this acquisition, the Company emerged from the development stage.

In April 2002, the stock of the ICON subsidiary, including all of its assets and liabilities, was foreclosed by a related party noteholder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, the Company has no active business following such event (see Notes 6 and 13).

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the years ended December 31, 2001 and 2000, the Company has incurred losses of $6,707,646 and $8,893,895, respectively. As of December 31, 2001, the Company had a stockholders' deficiency of $1,651,418. The Company is in default on its convertible notes payable - related parties and its convertible notes payable - others. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                      DOMINIX, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

The Company funded its operations during 2001 from $454,000 of net proceeds of notes from related parties and others. The Company is exploring other financing alternatives, including private placements of its securities. The Company is actively seeking to merge with a profitable private company. No assurance can be provided that the Company will be successful in locating a merger candidate and completing a merger transaction.

The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of a merger transaction. The consolidated financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Dominix, Inc. and its 99.7% owned subsidiary, BookDigital, and ICON and its majority-owned subsidiaries and limited liability companies. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets
------------------------------------
Goodwill consists of goodwill recorded in connection with the acquisition of ICON on January 10, 2001. Goodwill is being amortized using the straight-line method over 5 years. Amortization of goodwill for the year ended December 31, 2001 was $1,065,971.

Other intangible assets consist of the cost of trademarks and acquired subscriber lists. The trademarks and subscriber lists are being amortized using the straight-line method over 3 years. Amortization expense for the year ended December 31, 2001 was $31,397.

Impairment of Long-Lived Assets
-------------------------------
The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations and the disposition of ICON in April 2002, as described in Notes 1, 6 and 13, the carrying value of goodwill was written down by $1,627,000 at December 31, 2001.

Income Taxes
------------
Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Revenue Recognition
-------------------
The Company derived its revenue from its telecommunications services conducted through its ICON subsidiary. Revenue is recognized monthly based on actual usage of telecommunication services.

Research and Development
------------------------
Research and development expenditures are charged to expense as incurred. There was no research and development expense for the years ended December 31, 2001 and 2000.

Advertising and Marketing Costs
-------------------------------
Advertising, promotion and other marketing costs are expensed as incurred and amounted to $20,716 and $14,046 for the years ended December 31, 2001 and 2000, respectively.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------
The Company follows Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation." SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting, as defined in this statement, and the intrinsic value based method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees." The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Financing Costs
---------------
Financing costs relate to the beneficial conversion feature of convertible debt and stock warrants, which are amortized over the period of funding to the earliest conversion date of notes and warrants.

Loss Per Share
--------------
Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the 10-for-1 stock split on April 30, 2001 and the stock exchange completed in June of 2000.

Common stock equivalents, consisting of options, warrants, convertible debentures discussed in the notes to the consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Fair Value of Financial Instruments
-----------------------------------
The consolidated financial statements include various estimated fair value information at December 31, 2001, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)
-----------------------------------
Receivables and Payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written-off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations, initiated prior to July 1, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-life intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------
The Company will adopt SFAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At December 31, 2001, goodwill approximated $2,637,000 and goodwill amortization approximated $1,066,000 for the year ended December 31, 2001. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), ("Rescission of FASB Statements Nos. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." Provisions of SFAS 145 concerning the rescission of SFAS No. 4 (classification of gain or loss on the extinguishment of debt) are effective for fiscal years beginning after May 15, 2002. Gains or losses on debt extinguishments that have been shown on the income statement as extraordinary items in prior periods should be reclassified (if they do not otherwise meet the criteria for extraordinary status in Opinion 30). Management does not believe the effects of adopting FASB No. 145 will have any material effect on the consolidated financial statements.

NOTE  3 -  BUSINESS COMBINATION

BookDigital Pooling
--------------------
In June 2000, the shareholders of BookDigital completed an exchange offer with MMSI, which was accounted for as a reverse acquisition under the pooling-of-interests method. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of BookDigital and MMSI. Under the terms of the offer, .31133 shares of the common stock of MMSI were exchanged for each common share of BookDigital. In the exchange offer, MMSI issued an aggregate of 36,946,490 of its common shares in exchange for 99.7% of the outstanding shares of BookDigital.

Prior to the exchange offer, MMSI had no operating activity.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3 -  BUSINESS COMBINATION (Continued)

ICON - Purchase Method
----------------------
On January 10, 2001, the Company acquired approximately 98% of the outstanding stock of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation in an exchange for shares of the Company's common stock.

In connection with the acquisition of ICON, the Company issued 19,197,860 shares of its common stock valued at $2,591,711. Pursuant to the terms of the transaction, the principal of ICON became the Company's Chairman and CEO.

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

The Company's consolidated financial statements for the year ended December 31, 2000 do not include the results of operations of ICON. The following summarizes the unaudited proforma results of operations for the year ended December 31, 2000, assuming the foregoing acquisition had occurred on January 1, 2000:

          Revenue                                $  3,568,310
                                                 ============
          Net Loss                               $(11,418,129)
                                                 ============

The ICON subsidiary was disposed of in April of 2002 (see Notes 6 and 13).

NOTE  4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 consisted of the following:

          Machinery and equipment                $   155,106
          Office furniture and fixtures               28,867
          Telecommunication equipment                173,287
                                                 -----------
                                                     357,260
          Less:  Accumulated depreciation            253,071
                                                 -----------
                                                 $   104,189
                                                 ===========

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $236,714 and $36,260, respectively.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5 - NOTES PAYABLE - BANK

At December 31, 2001, ICON had a credit line with a bank for $65,000. The interest rate on the credit line is a floating rate calculated at prime, plus 4%. The interest rate at December 31, 2001 was 8.75%. The balance of loan as of December 31, 2001 was $60,744. In April 2002, ICON increased the line of credit to $100,000.

NOTE  6 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties, as of December 31, 2001, consisted of the following:

          Convertible notes payable by parent
            company                              $  100,000
          Notes payable to related party by
            ICON subsidiary                       2,630,319
                                                 ----------
                                                 $2,730,319
                                                 ==========

Convertible Notes Payable by Parent Company
-------------------------------------------
The notes payable to related parties by the parent company are convertible promissory notes obtained primarily for working capital purposes. The notes had an original maturity date of 60 days and bear interest at 8% per annum. The notes, which principal totalled $333,249 as of December 31, 2000, contained a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. During 2000, the Company assigned a value of $142,845 to the beneficial conversion feature of the notes and was accounted for as addition to paid-in capital and a charge to financing costs during the year ended December 31, 2000. During the year ended December 31, 2001, an additional $8,000 promissory note was executed under terms similar to the 2000 notes. As a result of the settlement agreement discussed in Note 10, the principal amount of three promissory notes, totalling $241,249, along with related interest, was reclassified to accrued expenses at December 31, 2001. At December 31, 2001, the Company was in default on the remaining note, with principal due of $100,000 and accrued interest thereon of $10,004.

Notes Payable to Related Party by ICON Subsidiary
-------------------------------------------------
There were two promissory notes payable by ICON outstanding at the time of the acquisition, including $802,317 due to a related party of the former owners of ICON and $2,013,171 due to Merrill Lynch, which was collateralized by marketable securities held by the same related party. The notes are obligations of the ICON subsidiary and are payable on demand and bear interest at the rate of 8.0% per annum. During the quarter ended March 31, 2001, the Company issued 2,810,000 shares of its common stock to the related parties and reduced the principal balance by $379,350.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (Continued)

Notes Payable to Related Party by ICON Subsidiary (Continued)
-------------------------------------------------
During the six months ended June 30, 2001, the related party made additional loans to the Company totalling $194,000.

In July of 2001, the debt due to Merrill Lynch was acquired by Nativity Realty, Inc., a party related to the Company's then Chief Executive Officer. In July of 2001, new demand promissory notes were entered into between the Company and the related party. Under the note agreements, the debt is payable on demand, bears interest at 8.0% per annum and is collateralized by all of the assets comprising the ICON group. In November of 2001, the debt agreement was modified to provide an option to the holder of the debt to convert such debt into shares of the Company's common stock at a conversion price equal to the lower of the fair market value of the common stock at the time of conversion, or $.03 per share. The option expires on November 19, 2003. In addition, the debt agreements were modified to substitute the shares of ICON common stock owned by the Company as collateral for the loans instead of the ICON assets.

On April 26, 2002, the holder of the debt sent a demand notice to the Company and elected to satisfy the debt and accrued interest with the stock of ICON (see
Note 13).

NOTE  7 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures
----------------------
On November 30, 2001, the Company sold, in a private placement, a principal amount of $100,000, 6% Convertible Debentures, due November 29, 2003. As additional consideration, the Company issued separate warrants to purchase 2,000,000 of the Company's common stock at $.0375 per share. The warrants are exercisable over a five-year period ending November 29, 2006. The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at a beneficial conversion rate equal to the lower of 75% of the mean of lowest closing bid price of the common stock for the five-day period prior to the conversion date, or $.0345. The Company assigned a value of $33,000 to the beneficial conversion feature and $71,000 to the warrants to purchase 2,000,000 shares and such amount was amortized during the quarter ended December 31, 2001.

Pursuant to a registration rights agreement, the holders of the debentures were granted mandatory registration rights which require the Company to register the registrable securities by March 30, 2002.

The Company failed to register the shares by March 30, 2002 and, accordingly, was in default of the registration rights agreement.

On April 26, 2002, the Company entered into an agreement with the holders of the debentures to modify the conversion rights to allow such debentures to be convertible into 1,333,333 shares of the Company's Series A Convertible Preferred Stock (Note 13).

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Convertible Notes Payable
-------------------------
Convertible notes payable to others in the amount of $142,000 have maturity dates from 60 to 720 days and bear interest at rates ranging from 6% to 13% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 to $.40 per share. The Company has assigned a value of $88,466 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the year ended December 31, 2001.

NOTE  8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2001 consist of the following:

          Litigation provision (Note 11)         $  300,000
          Settlement obligation (Note 11)           360,000
          Interest                                  287,780
          Telecommunication costs                   212,335
          Occupancy costs                           182,000
          Salaries                                  218,000
          Professional fees                         232,389
          Other                                      94,441
                                                 ----------
                                                 $1,886,945
                                                 ==========

NOTE  9 -  INCOME TAXES

The Company was not required to provide for a provision for income taxes for the years ended December 31, 2001 and 2000, as a result of net operating losses incurred during those years.

As of December 31, 2001, the Company had available approximately $4,521,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 2001 and 2000 expire in the years 2020, and 2019, respectively.

At December 31, 2001, the Company has a deferred tax asset of approximately $5,549,000, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of restricted stock, options and warrants. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate (0%) is due to non-deductible expenses and the increase in the valuation allowance of $1,149,000 (2001) and $2,800,000 (2000). The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' DEFICIENCY

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

Stock Split
-----------
Effective April of 2001, the Company's Board of Directors and major shareholders amended the Certificate of Incorporation and increased the authorized number of shares of the Company to 200,000,000 common shares and 5,000,000 preferred shares. At the same time, the Company's Board of Directors and various major shareholders declared a forward split of the shares of common stock of ten (10) shares for each one (1) share owned. The effective date of the forward-split was April 30, 2001 for shareholders of record on April 20, 2001. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the effect of the April 30, 2001 stock-split and the June 2000 stock exchange.

Stock Issuances - 2000:
----------------------
 - Private Placement - 2000
   ------------------------
During the period January 2000 through June 2000, BookDigital completed a private placement for an aggregate of 815,560 shares of common stock and 815,560 Class B warrants and received proceeds of approximately $1,684,000. Placement fees and other costs in connection with this placement approximated $208,000.

The Class B warrants expired on September 30, 2001.

During the six months ended December 31, 2000, the Company sold 1,215,000 shares restricted common stock in private sales to various investors for proceeds of $444,250.

During the period January 1, 2000 through June 30, 2000, BookDigital issued 3,879,320 shares of common stock valued at $4,925,228 to various consultants, including related parties, in connection with consulting services.

During the period July 1, 2000 through December 31, 2000, Dominix issued 3,300,160 shares of common stock valued at $1,969,479 to various consultants, including related parties, in connection with consulting services.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' DEFICIENCY (Continued)

Stock Issuances - 2001
----------------------
During the period January 1 through March 2001, the Company issued 11,045,790 shares of common stock valued at $2,104,240 to various employees and consultants for services rendered. Also in August 2001, the Company cancelled 3,250,000 of those shares valued at $455,000 and is reflected as a reduction in stock-based compensation in the accompanying consolidated statement of operations for that period.

During August 2001, the Company issued 2,000,000 shares of common stock valued at $64,000 to consultants for services rendered and issued 2,447,349 restricted shares of its common stock to two stockholders in exchange for 1,957,880 in unrestricted shares. The value of the additional shares issued was recorded as a compensatory element of $24,473 in the accompanying 2001 consolidated financial statements.

In September 2001, the Company issued 1,050,000 shares of its common stock to purchase the minority interest (approximately 15%) in one of the subsidiary companies of ICON. The additional purchase was valued at $42,000.

During November and December 2001, the Company issued 7,048,444 shares of common stock valued at $273,058 to various consultants and employees for services rendered.

Also in November 2001, the Company issued 2,000,000 shares of common stock to directors valued at $40,000 for services rendered and cancelled 476,756 shares of common stock previously issued to the former CEO.

Warrants
--------
At December 31, 2001, outstanding warrants to acquire shares of the Company's common stock are as follows:


          Number of
           Shares            Exercise Price         Expiration Date
          Reserved           --------------         ---------------
          ---------

          2,000,000              $.0375            November 29, 2006
          =========              ======

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' DEFICIENCY (Continued)

Stock Options
-------------
In April of 2000, two of the former officers of MMSI were granted options to purchase 1,000,000 shares of common stock at $.05 per share. The options expire three years from the grant date.

The weighted average fair value at date of grant for the 2,000,000 options granted during 2000 was $.022 per option. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

          ---------------------------------- --------------
          Risk-free interest rates                    5.0%
          Expected option life in years            3 years
          Expected stock price volatility              60%
          Expected dividend yield                       0%
          ---------------------------------- --------------

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss in 2000 would have been $8,938,000, or $.231 per share.

Earnings Per Share
------------------
Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

          Warrants to purchase common stock                  2,000,000
          Convertible debentures and notes (assumed
            conversion at December 31, 2001)                11,400,000
          Options to purchase common stock                   2,000,000
          Obligations under settlement agreement            20,000,000
                                                           -----------
              Total as of December 31, 2001                 35,400,000
                                                           ===========
          Transactions after December 31, 2001:
            Convertible Preferred stock                    133,333,000
                                                           ===========
            Shares issued under management consulting
              agreement                                      3,735,000
                                                           ===========

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------
The Company has various lease agreements for office space which provide for minimum lease payments exclusive of escalation adjustments.

Minimum lease payments required under the lease agreements are as follows:

          Year Ended December 31:                  Amount
          ----------------------                 ----------

                 2002                            $  396,000
                 2003                               357,000
                 2004                               305,000
                 2005                               203,000
                 2006                                35,000
                 Thereafter                          35,000
                                                 ----------
                                                 $1,331,000
                                                 ==========

Rent expense for 2001 and 2000 amounted to $386,000 and $218,000, respectively.

Related Party Transactions
--------------------------
In connection with the year 2000 private placement of BookDigital, a company controlled by the Company's former CEO received placement and other fees of approximately $208,000.

The Company received various loans aggregating $202,000 in 2001 and $233,000 in 2000 from related parties.

In September of 2000, the Company entered into an employment agreement with its former CEO. The agreement called for an annual base salary of $195,000. The employment agreement was terminated in January of 2001.

Litigation
----------
BookDigital is presently involved in an arbitration proceeding with a former employee, alleging improper termination and demanding pay for the remainder of contract. The Arbitration Association ruled that the employee was improperly terminated by the former President and awarded that the employee is entitled to the continuation of his salary from June 23, 2000 up to the end of his contract (March 31, 2003) to be paid in accordance with the payroll practices of BookDigital.com. Such amount totals $275,000. BookDigital.com will argue that, because of the downturn of the Internet industry in 2000, the division where the employee was working was closed down in September 2000. However, a litigation provision for $300,000 was recorded during the year ended December 31, 2001.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Settled Litigation
------------------
During the year ended December 31, 2000, the Company's former CEO was granted options to purchase approximately 6,226,000 shares of common stock for an exercise price of $.0001 per share and was also issued 13,000,000 shares of common stock. The options vest upon the attainment of certain defined financial hurdles. During 2000, the former CEO exercised all of these options. During January of 2001, the new management of the Company and the Company's security counsel reviewed the stock issuances to the former CEO and concluded that approximately 20,000,000 shares were issued in error. Accordingly, the 20,000,000 shares were not reflected as issued and outstanding in the December 31, 2000 financial statements.

During 2001, the Company's former CEO filed various lawsuits against the Company. In the first lawsuit, a company owned by the former CEO made demands for payment of certain loans given to the Company. The Company responded in its defense challenging, among other things, the validity of loan documents made between the former CEO and his cousin, who was acting President of the Company at the time. In addition, the Company had indebtedness due from the former CEO. In the second lawsuit, the former CEO filed for arbitration relating to illegal termination of his consulting contract. The Company filed a motion to dismiss the arbitration process based on the validity of the consulting agreement that was made by the former CEO and his cousin, who was acting President of the Company. In the third lawsuit, the former CEO filed a lawsuit against a number of parties, including the Company. The former CEO made various charges against the parties, including misrepresentation, manipulation, conspiracy and illegal corporate actions against himself and the former acting President of the Company.

On November 19, 2001, the Company and the former CEO entered into a settlement agreement. Under the terms of the settlement agreement, the former CEO turned over shares certificates for 43,107,490 shares of the Company's common stock, of which 20,000,000 had been previously cancelled. In return, the Company agreed to pay the former CEO $360,000, payable in 19 monthly installments commencing February 10, 2002 through August 10, 2003. The agreement provided that the Company deliver 9,000,000 of the returned shares to an escrow agent as collateral for the settlement amount.

As a result of this settlement agreement, the Company cancelled $316,653 of debt due to the former CEO and offset debt of $122,600 due from the former CEO, resulting in a loss under the settlement agreement of $194,053.

The agreement provides that in the event of a default of the payments due under the settlement agreement, the debt could be satisfied by delivering the 9,000,000 collateral shares and an additional 11,000,000 shares to the former CEO.

In that event, the Company must file a registration statement to register the shares issued pursuant to such agreement within 30 days (Note 13).

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

NOTE 12 - SUPPLEMENTAL INFORMATION - CASH FLOW

In January 2001, the Company completed the acquisition of ICON. The following represents the balance sheet of the acquired company as of the acquisition date:

          Assets and Liabilities:
          ----------------------

          Accounts receivable - net                        $  338,484
          Other current assets                                 42,627
          Goodwill                                          5,329,857
          Property and equipment - net                        266,851
          Security deposits                                    35,095
          Other assets                                         42,175

          Notes payable                                    (2,064,744)
          Note payable - related party                       (802,317)
          Accounts payable and accrued liabilities           (564,450)
          Equity                                           (2,633,710)
                                                           ----------
          Net Cash Provided from Acquisition               $   10,132
                                                           ==========

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

Related Party Debt and Disposition of ICON Subsidiary
-----------------------------------------------------
On April 26, 2002, the holder of the related party debt sent a demand notice to the Company and subsequently foreclosed on the common stock of the ICON subsidiary to satisfy debt in the principal amount of $2,630,319 and related accrued interest due from ICON. As a result of this event, the ICON subsidiary is no longer owned by the Company.

The following unaudited information summarizes the net assets and operating results of ICON included in the consolidated financial statements as of and for the year ended December 31, 2001:

          Net Assets
          ----------

          Cash                                             $    83,610
          Accounts receivable - net                            344,838
          Other current assets                                  30,675
          Goodwill and other intangible assets -
            net                                              2,647,330
          Property and equipment - net                          65,233
          Security deposits                                     50,437
          Notes payable                                     (2,691,063)
          Accounts payable and accrued liabilities            (633,667)
                                                           -----------
                Net                                        $  (102,607)
                                                           ===========

          Operating Results
          -----------------

          Revenues - Net                                   $ 2,948,218
                                                           -----------
          Cost and Expenses:
            Cost of revenues                                 1,536,441
            Depreciation and amortization expense            1,298,928
            Goodwill impairment                              1,627,000
            General and administrative expenses              1,516,753
            Interest expense                                   209,574
                                                           -----------
                Total Costs and Expenses                     6,188,696
                                                           -----------
                Net Loss                                   $(3,240,478)
                                                           ===========

Convertible Preferred Stock
---------------------------
On April 26, 2002, the Company amended its Articles of Incorporation to designate 1,333,333 of its 5,000,000 authorized preferred stock as a Series A Convertible Preferred Stock, par value $.001 per share, with a liquidation preference of $1.00 per share. The holder of the designated series shares have voting rights. The preferred shares are convertible into common shares at a ratio of 100 to 1.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Obligation Under Settlement Agreement
-------------------------------------
The Company failed to make the scheduled payments in connection with the $360,000 settlement agreement discussed in Note 11. The Company has elected to issue 20,000,000 shares of common stock, as provided for in the settlement agreement, to the former CEO to satisfy the obligation. The Company intends to file a registration statement within 30 days to register such shares. If the Company fails to register the shares, the $360,000 obligation is immediately due.

Convertible Debentures
----------------------
The Company failed to register by March 30, 2002 certain common shares in connection with a registration rights agreement and convertible debenture agreement dated November 30, 2001. On April 26, 2002, the Company entered into an agreement with the holders of the debentures to cure the default by modifying the conversion rights to allow such debentures to be convertible into a 1,333,333 shares of the Company's designated Series A Convertible Preferred stock.

On April 26, 2002, the debentures principal amount of $100,000, all related accrued interest and warrants to purchase 2,000,000 shares of common stock were converted into 1,333,333 shares of Series A Convertible Preferred Stock. The preferred shares are convertible into 133,333,000 of the Company's common shares.

Management Changes
------------------
On April 26, 2002, the Company appointed a new President and Chief Executive Officer. The former President and Chief Executive Officer resigned commensurate with the foreclosure of the ICON subsidiary and conversion of the convertible debentures.

Management Consulting Agreement
-------------------------------
In March of 2002, the Company entered into a one-year management consulting agreement with a consulting firm to provide financial consulting services. Compensation payable to the consulting firm under this agreement includes 3,735,000 shares of the Company's common stock and $10,000 per month.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 20, 2002                    By:  /s/ Andrew J. Schenker
                                          --------------------------------------
                                          Andrew J. Schenker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     DATE                                      SIGNATURE / TITLE
     ----                                      -----------------


Date: May 20, 2002                    By:  /s/ Andrew J. Schenker
                                          --------------------------------------
                                          Andrew J. Schenker, Director/President


Date: May 20, 2002                    By:  /s/ James W. Zimbler
                                          --------------------------------------
                                          James W. Zimbler, Chairman/ CEO