Form 10QSB
period 2002-03-31
DOMINIX INC
filed 2002-06-20
CIK 824104

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [_] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarter Ended March 31, 2002


                          Commission File No. 000-29462



                                  DOMINIX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                    13-4127624
---------------------------------        ---------------------------------------
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



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [_]    No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 91,826,987
                                           -------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

================================================================================

                                  DOMINIX, INC.

                               Form 10-QSB- Index

                      For the Quarter Ended March 31, 2002





PART I                                                                   Page
                                                                         ----
     Item 1.   Consolidated Financial Statements .....................    F-1
     Item 2.   Management Discussion and Analysis ....................    1

PART II

     Item 1.   Legal Proceedings .....................................     3
     Item 2.   Change in Securities ..................................     3
     Item 3.   Defaults Upon Senior Securities .......................     3
     Item 4.   Submission of Matters to a Vote of
                 Security Holders Disclosures ........................     4
     Item 5.   Other Information .....................................     4
     Item 6.   Exhibits and Reports on Form 8-K ......................     4

     Signatures ......................................................     5




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

Reports are contained starting Page F-1.

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

In May and June 2000 MMGS conducted the Exchange Offer for all of the shares of Bookdigital.com. The Exchange Offer provided that each share of Bookdigital.com, Inc. could be exchanged for .31133 of MMGS shares.Over 99% of Bookdigital.com's shares were exchanged for MMGS in the Exchange Offer and the former holders of Bookdigital.com received approximately 93% of MMGS issued and outstanding stock. In August 2000, we completed our re-incorporation merger where we became a Delaware corporation named Dominix, Inc. The shares of Medical Management Systems, Inc. were exchanged for the shares of Dominix, Inc. on a one for one basis.

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

Under the terms of the Acquisition, all of the outstanding shares of ICON were exchanged for an aggregate 1,464,000 shares of the Dominix common stock, representing approximately 18% of

Registrant's then outstanding common stock. All of these shares are owned by Enrique J. Abreu the former principal of ICON. As a result of the transaction, ICON because a wholly owned subsidiary of the Company. In conjunction with the acquisition of ICON, Dominix entered into a loan repayment agreement as well as a Guarantee and Security agreement with the major debt-holders of ICON. Also, pursuant to the terms of the transaction, Dominix Chairman and CEO, Ray Vahab, resigned and was replaced by Mr. Abreu. Mr. Vahab also resigned his position as a director of the Company and was replaced by Mr. Abreu.

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

ICON's headquarters is located at 2777 Summer Street in Stamford, Connecticut, which has 4,100 square feet of office space. The offices accommodate corporate staff, engineering lab, and network operations center (NOC). The Company has switching facilities and call centers located in Stamford, Connecticut, New York City, Los Angeles, Manila (Philippines), Moscow and St. Petersburg (Russia), and Caracas (Venezuela).

Due to the recent state of decline of the Internet industry, Dominix halted development of its www.bookdigital.com, www.bookdigitalschools.com, www.lawxpress.com web sites. The company has instead used its marketing expertise as well as newly acquired telecommunication infrastructure capabilities (through the acquisition of ICON), to focus on garnering e-rate contracts.

On February 14, 2001, Dominix rescinded its agreement to acquire Syndata Technologies, Inc.

SUBSEQUENT EVENTS:
On April 29, 2002, the debtholder for ICON, declared a default of the obligations of the Registrant for the purchase of ICON and served a Demand for Collateral due to the default in the amount of $2,369,206 of the Registrant. Pursuant to the Demand, Nativity Realty, Inc., elected to take possession of the 9,408,165 shares of ICON, held as collateral for full consideration of the amount due under the Loan Guarantee and Security Agreement. Therefore, pursuant to the foreclosure of the secured collateral, effective April 30, 2002, the Registrant was no longer in control of ICON.

In addition, effective April 30,2002, the company entered into a Debt Conversion Agreement with Diversified Capital Holdings, Inc. ("Diversified"). Pursuant to the Agreement, the Company approved the issuance of 1,333,333 shares of Series A Convertible Preferred Stock to Diversified, as well as a change in the Management and Directors of the Company.

PLAN OF OPERATION
Currently, the Registrant has limited operating businesses. It is the intention of the current management to locate a new business opportunity, either by acquisition of assets, stock or as a result of a merger. The Registrant may not have enough liquidity to continue to fund its operations for the next fiscal year. While the Registrant searches for a business opportunity, it still must expend funds for professional services. In light of this requirement, it may be necessary for the Registrant to seek additional funds through convertible debentures or other equity sales.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations who were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000, wherein certain shares by Mr. Vahab and Ms. Yamani are to deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, a mutual general release was entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. The Company has received a formal notice of a Default on the Settlement Agreement for failure to make $60,000 worth of scheduled payments. New management of the Registrant continues to negotiate on a new settlement agreement with Mr. Vahab and Ms. Yamani.

There is a possible legal action with respect to the former consultant of the Company, Andrew Racz and Mr. Racz's company Beral Inc. for misappropriation of shares that the company recovered from previous consultants who were improperly issued shares for work that was not fully performed. The Registrant has not reached a determination as to whether or not to proceed.

Bookdigital.com, a subsidiary of Dominix was involved in an arbitration proceeding with a former employee (Mr. Colucci) alleging improper termination and demanding pay for the remainder of contract. The Arbitration Association ruled that Mr. Colucci was improperly terminated by the former President and awarded that Mr. Collucci is "entitled to the continuation of his salary from June 23, 2000 up to the end of his contract to be paid in accordance with the payroll practices of Bookdigital.com". Bookdigital.com's position was that, because of the downturn of the Internet Industry in 2000, the division where Mr. Colucci was working was closed down on September 2000.

The Company was previously contacted by an attorney representing 10 investors in a private placement offering of securities of Bookdigital.com alleging irregularities by the former CEO in the offering. Previous management met with the investor group to discuss a potential resolution.

ITEM 2. CHANGES IN SECURITIES

SERIES A PREFERRED STOCK
On April 29, 2002, our prior Board of Directors authorized the designation up to 1,333,333 shares of our Series A Preferred Stock, which is convertible into common stock at a ratio of 1 to 100. The Series A Preferred Stock has voting rights and ranks as follows with respect to dividend rights and rights upon liquidation, winding up and dissolution: (a) senior to any other series of Preferred Stock (except as established by the Board of Directors), (b) on parity with any other series of Preferred Stock established by the Board of Directors, and (c) prior to any other of our equity securities, including our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 30, 2001, the Company sold, in a private placement, a 6% Convertible Debenture with a face amount of $100,000, as well as additional consideration. Pursuant to a Registration Rights Agreement, the holders of the debentures were granted mandatory registration rights, which required the Company to register the securities to be converted from the Debentures by March 31, 2002. The

Company failed to register the securities by March 31, 2002, and accordingly was in default under the various agreements.

Effective April 30, 2002, the company entered into a Debt Conversion Agreement with Diversified Capital Holdings, Inc. ("Diversified"). Pursuant to the Agreement, the Company approved the issuance of 1,333,333 shares of Series A Convertible Preferred Stock to Diversified, as well as a change in the Management and Directors of the Company. Currently, the Registrant has no operating business. It is the intention of the current management to locate a new business opportunity, either by acquisition of assets, stock or as a result of a merger.

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

        (a)  (3)    EXHIBITS.
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

(1)   Filed Herewith.
(2)   Filed as exhibits to Form 8-K, April 14, 2000
(3)   Filed as exhibit to Schedule 14C

        (b)  Reports on Form 8-K
We filed a Form 8-K, setting forth the events of April 29 and 30, 2002, on May 21, 2002, indicating the following changes: Item 1, Change of Control of Registrant; Item 2, Acquisition or disposition of assets; Item 5, Other Information; Item 6, Resignations of Directors and Executive Officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date: June 20, 2002        By: /s/ James W. Zimbler
                                    ----------------------------
                                    James W. Zimbler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         DATE                       SIGNATURE / TITLE


         Date:  June 20, 2002       By: /s/ Andrew J. Schenker
                                    ----------------------------
                                    Andrew J. Schenker, Chairman/CEO


         Date:  June 20, 2002       By: /s/ James W. Zimbler
                                    ----------------------------
                                    James W. Zimbler, Director/President

                       DOMINIX, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-QSB

                               MARCH 31, 2002


                                                                   Page Nos.
                                                                   ---------

PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

     CONSOLIDATED BALANCE SHEET                                       F-1
       At March 31, 2002

     CONSOLIDATED STATEMENTS OF OPERATIONS                            F-2
       For the Three Months Ended March 31, 2002 and 2001

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY               F-3
       For the Three Months Ended March 31, 2002

     CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-4
       For the Three Months Ended March 31, 2002 and 2001

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-5 - F-18


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                        DOMINIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                MARCH 31, 2002

                                    ASSETS
                                    ------

Current Assets:
  Cash and cash equivalents                                       $     12,131
  Accounts receivable, net of allowance for bad debt of
$25,000                                                                200,807
  Other current assets                                                  30,675
                                                                  ------------
        Total Current Assets                                           243,613

Goodwill, net of accumulated amortization of $2,692,971              2,636,886
Property and equipment, net of accumulated depreciation
  of $264,366                                                           92,894
Other intangible assets, net of accumulated amortization
  of $31,397                                                            10,444
Security deposits                                                       50,433
                                                                  ------------
        Total Assets                                              $  3,034,270
                                                                  ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current Liabilities:
  Notes payable - bank                                            $     55,850
  Convertible notes payable - related parties                        2,730,319
  Convertible notes payable - others                                   242,000
  Accounts payable and accrued liabilities                           1,984,949
                                                                  ------------
      Total Current Liabilities                                      5,013,118
                                                                  ------------
Commitments and Other Matters (Notes 1, 5, 6, 7, 10,
  11 and 13)

Stockholders' Deficiency:
  Preferred stock - $0.001 par value; 5,000,000 shares
    authorized; -0- shares issued and outstanding                         --
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 91,826,987 shares issued and outstanding                91,802
  Additional paid-in capital                                        19,519,718
  Accumulated deficit                                              (21,590,368)
                                                                  ------------
      Total Stockholders' Deficiency                                (1,978,848)
                                                                  ------------
      Total Liabilities and Stockholders' Deficiency              $  3,034,270
                                                                  ============

See notes to unaudited consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                         For the Three Months Ended
                                                                  March 31,
                                                     -----------------------------------
                                                         2002                   2001
                                                     ------------           ------------
Revenues - Net                                       $    532,082           $    719,845
                                                     ------------           ------------
Costs and Expenses:
  Cost of revenues                                        332,811                432,284
  Stock-based compensation                                117,100              2,104,240
  Consulting fees                                            --                   59,698
  Finance charges                                             500                   --
  Other general and administrative expenses               454,589                687,460
  Depreciation and amortization expense                    11,295                333,633
  Interest expense                                         60,317                 63,798
  Miscellaneous income                                       --                   (1,779)
  Litigation provision                                       --                   80,000
                                                     ------------           ------------
    Total Cost and Expenses                               976,612              3,759,334
                                                     ------------           ------------
    Net Loss                                         $   (444,530)          $ (3,039,489)
                                                     ============           ============

Basic and Diluted Loss Per Share                     $       (.01)          $       (.05)
                                                     ============           ============

Weighted average shares used in basic and
  diluted loss per share                               89,811,098             67,147,460
                                                     ============           ============









See notes to unaudited consolidated financial statements.

                        DOMINIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                  FOR THE THREE MONTHS ENDED MARCH 31, 2002



                                                                          Common Stock                    Additional
                                              Date of           --------------------------------            Paid-in
                                            Transaction            Shares               Amount              Capital
                                                                -----------          -----------          -----------

Three Months Ended March 31, 2002:
----------------------------------
Balance - December 31, 2001                                      85,971,987          $    85,972          $19,408,448

Stock issued for consulting services          01/01/02              250,000                  250                4,750
Stock issued for consulting services          01/16/02            3,775,000                3,750               71,750
Stock issued for consulting services          03/07/02            1,830,000                1,830               34,770
Net loss                                                               --                   --                   --
                                                                -----------          -----------          -----------
Balance - March 31, 2002                                         91,826,987          $    91,802          $19,519,718
                                                                ===========          ===========          ===========

                                                                                                            Total
                                                                Receivable                               Stockholders'
                                                                   from              Accumulated            Equity
                                                                Stockholder            Deficit           (Deficiency)
                                                                -----------         ------------         ------------
Three Months Ended March 31, 2002:
---------------------------------

Balance - December 31, 2001                                     $     --            $(21,145,838)        $ (1,651,418)

Stock issued for consulting services                                  --                    --                  5,000
Stock issued for consulting services                                  --                    --                 75,500
Stock issued for consulting services                                  --                    --                 36,600
Net loss                                                              --                (444,530)            (444,530)
                                                                -----------         ------------         ------------
Balance -March 31, 2002                                         $     --            $(21,590,368)        $ (1,978,848)
                                                                ===========         ============         ============



See notes to unaudited consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                 ---------------------------------
                                                                     2002                  2001
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $  (444,530)          $(3,039,489)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Stock-based compensation                                       117,100             2,104,240
      Depreciation and amortization                                   11,295               333,633
  Changes in Assets (Increase) Decrease:
      Accounts receivable, net                                       150,331               129,858
      Security deposits                                                 --                  75,622
      Other current assets                                              --                 (28,374)
  Changes in Liabilities Increase (Decrease):
      Accounts payable and accrued liabilities                        98,008               225,507
                                                                 -----------           -----------
    Net Cash Used in Operating Activities                            (67,796)             (199,003)
                                                                 -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of ICON                                                   --                  10,132
                                                                 -----------           -----------
    Net Cash Provided By Investing Activities                           --                  10,132
                                                                 -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of convertible notes from stockholders                       --                 247,259
  Repayment of notes payable - bank                                   (4,894)              (11,356)
                                                                 -----------           -----------
    Net Cash (Used in) Provided by Financing Activities               (4,894)              235,903
                                                                 -----------           -----------
(Decrease) Increase in Cash                                          (72,690)               47,032

Cash and Cash Equivalents - Beginning of Period                       84,821                 2,821
                                                                 -----------           -----------
Cash and Cash Equivalents - End of Period                        $    12,131           $    49,853
                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                     $      --             $    68,560
                                                                 ===========           ===========
    Common stock issued in exchange of notes from
      stockholders                                               $      --             $   379,350
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

During 2000, the Company's current business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of webcommerce. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through March 31, 2002, no revenues have been generated by BookDigital.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the three months ended March 31, 2002 and 2001, the Company has incurred losses of $444,530 and $3,039,489, respectively. As of March 31, 2002, the Company had a stockholders' deficiency of $1,978,848. The Company is in default on its convertible notes payable - related parties and its convertible notes payable - others. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                      DOMINIX, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (Continued)

The Company funded its operations during 2001 from net proceeds of notes from related parties and others. During the three months ended March 31, 2002, no proceeds were received from such sources. The Company is exploring other financing alternatives, including private placements of its securities. The Company is actively seeking to merge with a profitable private company. No assurance can be provided that the Company will be successful in locating a merger candidate and completing a merger transaction.

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

Basis of Presentation
---------------------
The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

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

Goodwill and Other Intangible Assets
------------------------------------
In January 2002, the Company adopted FAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, FAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of FAS 142 (January 1, 2002) and annually thereafter. The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

Upon adoption of FAS 142 in the first quarter of 2002, the Company has determined no impairment charge was required to be recorded.

Goodwill consists of goodwill recorded in connection with the acquisition of ICON on January 10, 2001. As of March 31, 2002, unamortized goodwill amounted to approximately $2,637,000.

Other intangible assets consist of the cost of trademarks and acquired subscriber lists. As of March 31, 2002, unamortized other intangibles amounted to $10,444.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
------------------------
Research and development expenditures are charged to expense as incurred. There was no research and development expense for the three months ended March 31, 2002 and 2001.

Advertising and Marketing Costs
-------------------------------
Advertising, promotion and other marketing costs are expensed as incurred and amounted to $4,528 and $4,602 for the three months ended March 31, 2002 and 2001, respectively.

Loss Per Share
--------------
Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the 10-for-1 stock split on April 30, 2001.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------
In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), ("Rescission of FASB Statements Nos. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." Provisions of SFAS 145 concerning the rescission of SFAS No. 4 (classification of gain or loss on the extinguishment of debt) are effective for fiscal years beginning after May 15, 2002. Gains or losses on debt extinguishments that have been shown on the income statement as extraordinary items in prior periods should be reclassified (if they do not otherwise meet the criteria for extraordinary status in Opinion 30). Management does not believe the effects of adopting FASB No. 145 will have any material effect on the consolidated financial statements.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE  3 -  BUSINESS COMBINATION

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

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $5,329,858. The ICON subsidiary was disposed of in April of 2002 (see Notes 6 and 13).

NOTE  4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2002 consisted of the following:

              Machinery and equipment                           $   155,106
              Office furniture and fixtures                          28,867
              Telecommunication equipment                           173,287
                                                                -----------
                                                                    357,260
              Less:  Accumulated depreciation                       264,366
                                                                -----------
                                                                $    92,894
                                                                ===========

Depreciation expense for the three months ended March 31, 2002 and 2001 amounted to $11,295 and $61,176, respectively.

NOTE  5 - NOTES PAYABLE - BANK

At March 31, 2002, ICON had a credit line with a bank for $65,000. The interest rate on the credit line is a floating rate calculated at prime, plus 4%. The interest rate at March 31, 2002 was 8.75%. The balance of loan as of March 31, 2002 was $55,850. In April 2002, ICON increased the line of credit to $100,000.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE  6 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties, as of March 31, 2002, consisted of the following:

              Convertible notes payable by parent
                company                                         $  100,000
              Notes payable to related party by
                ICON subsidiary                                  2,630,319
                                                                ----------
                                                                $2,730,319
                                                                ==========

Convertible Notes Payable by Parent Company
-------------------------------------------
The notes payable to related parties by the parent company are convertible promissory notes obtained primarily for working capital purposes. The notes had an original maturity date of 60 days and bear interest at 8% per annum. The notes, which principal totalled $333,249 as of December 31, 2000, contained a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. During 2000, the Company assigned a value of $142,845 to the beneficial conversion feature of the notes and was accounted for as addition to paid-in capital and a charge to financing costs during the year ended December 31, 2000. During the year ended December 31, 2001, an additional $8,000 promissory note was executed under terms similar to the 2000 notes. As a result of the settlement agreement discussed in Note 10, the principal amount of three promissory notes, totalling $241,249, along with related interest, was reclassified to accrued expenses at March 31, 2002. At March 31, 2002, the Company was in default on the remaining note, with principal due of $100,000 and accrued interest thereon of $10,004.

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

Pursuant to a registration rights agreement, the holders of the debentures were granted mandatory registration rights which require the Company to register the registrable securities by March 31, 2002.

The Company failed to register the shares by March 31, 2002 and, accordingly, was in default of the registration rights agreement.

On April 20, 2002, the Company entered into an agreement with the holders of the debentures to modify the conversion rights to allow such debentures to be convertible into 1,333,333 shares of the Company's Series A Convertible Preferred Stock (Note 13).

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE  7 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE (Continued)

Convertible Notes Payable
-------------------------
Convertible notes payable to others in the amount of $142,000 have maturity dates from 60 to 720 days and bear interest at rates ranging from 6% to 13% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 to $.40 per share. The Company has assigned a value of $88,466 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the quarter ended December 31, 2001.

NOTE  8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2002 consist of the following:

              Litigation provision (Note 11)                    $  300,000
              Settlement obligation (Note 11)                      360,000
              Interest                                             303,864
              Telecommunication costs                              177,768
              Occupancy costs                                      256,334
              Salaries                                             225,500
              Professional fees                                    235,572
              Other                                                125,911
                                                                ----------
                                                                $1,984,949
                                                                ==========

NOTE  9 -  INCOME TAXES

The Company was not required to provide for a provision for income taxes for the three months ended March 31, 2002 and 2001, as a result of net operating losses incurred during those periods.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 10 - STOCKHOLDERS' DEFICIENCY

Stock Split
-----------
Effective April of 2001, the Company's Board of Directors and major shareholders amended the Certificate of Incorporation and increased the authorized number of shares of the Company to 200,000,000 common shares and 5,000,000 preferred shares. At the same time, the Company's Board of Directors and various major shareholders declared a forward split of the shares of common stock of ten (10) shares for each one (1) share owned. The effective date of the forward-split was April 30, 2001 for shareholders of record on April 20, 2001. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the effect of the April 30, 2001 stock-split.

Stock Issuances - 2002
----------------------
During the period January 1 through March 2002, the Company issued 5,855,000 shares of common stock valued at $117,100 to consultants for services rendered.

Earnings Per Share
------------------
Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

              Warrants to purchase common stock                   2,000,000
              Convertible debentures and notes (assumed
                conversion at March 31, 2002)                    11,400,000
              Options to purchase common stock                    2,000,000
              Obligations under settlement agreement             20,000,000
                                                                -----------
                  Total as of March 31, 2002                     35,400,000
                                                                ===========
              Transactions after March 31, 2002:
                Convertible Preferred stock                     133,333,000
                                                                ===========
                Shares issued under management consulting
                  agreement                                       3,735,000
                                                                ===========

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------
The Company has various lease agreements for office space which provide for minimum lease payments exclusive of escalation adjustments.

Rent expense for 2002 and 2001 amounted to $103,372 and $83,848, respectively.

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Settled Litigation (Continued)
------------------
As a result of this settlement agreement, the Company cancelled $316,653 of debt due to the former CEO and offset debt of $122,600 due from the former CEO, resulting in a loss under the settlement agreement of $194,053.

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

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

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

The following unaudited information summarizes the net assets and operating results of ICON included in the consolidated financial statements as of and for the three months ended March 31, 2002:

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


              Net Assets:
              ----------

              Cash                                              $    11,902
              Accounts receivable - net                             194,507
              Other current assets                                   30,675
              Goodwill and other intangible assets -
                net                                               2,647,330
              Property and equipment - net                           57,833
              Security deposits                                      50,433
              Notes payable                                      (2,686,169)
              Accounts payable and accrued liabilities             (649,490)
                                                                -----------
                    Net                                         $  (342,979)
                                                                ===========

              Operating Results:
              -----------------

              Revenues - Net                                    $   532,082
                                                                -----------
              Cost and Expenses:
                Cost of revenues                                    332,812
                Depreciation and amortization expense                 7,563
                General and administrative expenses                 362,334
                Interest expense                                     52,469
                                                                -----------
                    Total Costs and Expenses                        755,178
                                                                -----------
                    Net Loss                                    $  (223,096)
                                                                ===========

                       DOMINIX, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS (Continued)

Convertible Preferred Stock
---------------------------
On April 26, 2002, the Company amended its Articles of Incorporation to designate 1,333,333 of its 5,000,000 authorized preferred stock as a Series A Convertible Preferred Stock, par value $.001 per share, with a liquidation preference of $1.00 per share. The holder of the designated series shares have voting rights. The preferred shares are convertible into common shares at a ratio of 1 to 100.

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

Convertible Debentures
----------------------
The Company failed to register by March 31, 2002 certain common shares in connection with a registration rights agreement and convertible debenture agreement dated November 30, 2001. On April 26, 2002, the Company entered into an agreement with the holders of the debentures to cure the default by modifying the conversion rights to allow such debentures to be convertible into a 1,333,333 shares of the Company's designated Series A Convertible Preferred Stock.

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