Form 10QSB
period 2002-06-30
DOMINIX INC
filed 2002-09-24
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [_] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarter Ended June 30, 2002


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 91,826,987
----------------------------------
Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                     PART I



                         DOMINIX, INC. AND SUBSIDIARIES

                               Index to Form 10-QSB

                                  June 30, 2002

                                                                   Page Nos.
                                                                   ---------
   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

     CONDENSED CONSOLIDATED BALANCE SHEET
       At June 30, 2002                                                3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Six Months Ended June 30, 2002 and 2001                 4

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended June 30, 2002 and 2001               5

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       For the Six Months Ended June 30, 2002                          6

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Six Months Ended June 30, 2002 and 2001                 7

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            8 - 18



                         DOMINIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2002


                                    ASSETS
                                    ------

Current Assets:
  Cash and cash equivalents                                                                       $       304
  Accounts receivable                                                                                   6,300
                                                                                                  -----------
        Total Current Assets                                                                            6,604

Property and equipment, net of accumulated depreciation
  of $59,490                                                                                           30,919
                                                                                                  -----------
        Total Assets                                                                              $    37,523
                                                                                                  ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current Liabilities:
  Convertible notes payable - related parties                                                     $   100,000
  Convertible notes payable - others                                                                  142,000
  Accounts payable and accrued liabilities                                                            993,739
  Due former CEO                                                                                      360,000
                                                                                                  -----------
      Total Current Liabilities                                                                     1,595,739
                                                                                                  -----------
Commitments and Other Matters ( Notes 1,5,6,7,10 and 11)

Stockholders' Deficiency:
  Preferred stock, - $0.001 par value; 3,666,667 shares                                                -
    authorized; -0- shares issued and outstanding
  Preferred stock, Series A Convertible - $0.001 par
    value; 1,333,333 shares authorized, issued and                                                      1,333
    outstanding
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 92,335,309 shares issued and outstanding                                               92,310
  Additional paid-in capital                                                                       20,457,960
  Accumulated deficit                                                                             (22,109,819)
                                                                                                  -----------
      Total Stockholders' Deficiency                                                               (1,558,216)
                                                                                                  -----------
      Total Liabilities and Stockholders' Deficiency                                              $    37,523
                                                                                                  ===========


      See notes to unaudited condensed consolidated financial statements.



                         DOMINIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                             ---------------------------
                                                                                2002            2001
                                                                             -----------     -----------

Revenues - Net                                                               $     -                $     -
                                                                             -----------            -----------
Costs and Expenses:
  Cost of revenues                                                                 -                      -
  Stock-based compensation substantially
   consisting of consulting fees                                                 127,266              2,192,706
  Consulting fees                                                                  4,300                 65,698
  Other general and administrative expenses                                      190,740                286,837
  Depreciation and amortization expense                                            8,037                 21,070
  Interest expense                                                                13,042                 27,576
  Miscellaneous income                                                             -                    (11,305)
  Debt conversion expense                                                        397,500                  -
  Litigation provision                                                             -                     80,000
                                                                             -----------            -----------
    Total Costs and Expenses                                                     740,885              2,662,582
                                                                             -----------            -----------
Loss from continuing operations before
  income taxes                                                                  (740,885)            (2,662,582)
                                                                             -----------            -----------
Income taxes                                                                       -                     -
                                                                             -----------            -----------
Gain or loss from the disposal of discontinued
  operations                                                                    (223,096)              (974,742)
                                                                             -----------            -----------
    Net Loss                                                                 $  (963,981)           $(3,637,324)
                                                                             ===========            ===========

Basic and Diluted Loss Per Share:
  Loss from continuing operations                                                  $(.01)                 $(.04)

  Loss from discontinued operations                                                 (.00)                  (.01)
                                                                                   -----                  -----
    Net Loss                                                                       $(.01)                 $(.05)
                                                                                   =====                  =====

Weighted average shares used in basic and
  diluted loss per share                                                      90,996,955             72,129,000
                                                                              ==========             ==========


                                  See notes to unaudited condensed consolidated financial statements


                         DOMINIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                             For the Three Months Ended
                                                                                      June 30,
                                                                             ---------------------------
                                                                                2002             2001
                                                                             -----------     -----------

Revenues - Net                                                               $    -                 $     -
                                                                             -----------            -----------
Costs and Expenses:
  Cost of revenues                                                                -                       -
  Stock-based compensation substantially
   consisting of consulting fees                                                  10,166                 88,466
  Consulting fees                                                                  4,300                  6,000
  Other general and administrative expenses                                       99,148                121,010
  Depreciation and amortization expense                                            4,142                  9,985
  Interest expense                                                                 4,695                 27,576
  Debt conversion expense                                                        397,500                 -
                                                                             -----------            -----------
    Total Costs and Expenses                                                     519,951                253,037
                                                                             -----------            -----------
Loss from continuing operations before
  income taxes                                                                  (519,951)           $  (253,037)
                                                                             -----------            -----------
Income taxes                                                                      -                      -
                                                                             -----------            -----------
Gain or loss from the disposal of discontinued
  operations                                                                      -                    (344,798)
                                                                             -----------            -----------
    Net Loss                                                                 $  (519,951)           $  (597,835)
                                                                             ===========            ===========

Basic and Diluted Loss Per Share:
  Loss from continuing operations                                                  $(.01)                 $(.00)

  Loss from discontinued operations                                                 (.00)                  (.01)
                                                                                   -----                  -----
    Net Loss                                                                       $(.01)                 $(.01)
                                                                                   =====                  =====

Weighted average shares used in basic and
  diluted loss per share                                                      92,182,812              77,111,000
                                                                              ==========              ==========




      See notes to unaudited condensed consolidated financial statements.




                          DOMINIX, INC AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002





                                                                                 Common Stock                 Preferred St
                                                             Date of        -------------------------         ------------
                                                           Transaction        Shares         Amount             Amount
                                                           -----------      ----------     ----------         -----------



Balance - December 31, 2001                                                 85,971,987       $   85,972       $    -

Stock issued for consulting services                        01/01/02           250,000              250            -
Stock issued for consulting services                        01/16/02         3,775,000            3,750            -
Stock issued for consulting services                        03/07/02         1,830,000            1,830            -
Stock issued for consulting services                        04/29/02           508,322              508            -
Convertible Preferred stock issued in
  exchange for conversion of debentures                     04/26/02             -                -                 1,333
Divesture of Icon to a related party                                             -                -                -
   Net loss                                                                      -                -                -
                                                                            ----------       ----------       -----------
Balance - June 30, 2002                                                     92,335,309       $   92,310       $     1,333
                                                                            ==========       ==========       ===========




                                                                                                               Total
                                                                    Additional                             Stockholders'
                                                                     Paid-in            Accumulated            Equity
                                                                     Capital              Deficit          (Deficiency)
                                                                    -----------        ------------        ------------


Balance - December 31, 2001                                         $19,408,448        $(21,145,838)       $ (1,651,418)

Stock issued for consulting services                                      4,750             -                     5,000
Stock issued for consulting services                                     71,750             -                    75,500
Stock issued for consulting services                                     34,770             -                    36,600
Stock issued for consulting services                                      9,658             -                    10,166
Convertible Preferred stock issued in
  exchange for conversion of debentures                                 498,667             -                   500,000
Divesture of Icon to a related party                                    429,917             -                   429,917
  Net loss                                                                    -            (963,981)           (963,981)
                                                                    -----------        ------------        ------------
Balance - June 30, 2002                                             $20,457,960        $(22,109,819)       $ (1,558,216)
                                                                    ===========        ============        ============

      See notes to unaudited condensed consolidated financial statements.


                         DOMINIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  For the Six Months Ended
                                                                                           June 30,
                                                                                ----------------------------
                                                                                   2002             2001
                                                                                -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $  (963,981)          $(3,637,324)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Debt conversion expense                                                       397,000                -
      Stock-based compensation                                                      127,266             2,192,706
      Depreciation and amortization                                                   8,037               667,591
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures:
    Accounts receivable, net                                                         -                     51,200
    Due from related company                                                         -                     (1,202)
    Security deposits and other assets                                               -                    125,735
    Other current assets                                                             -                     (8,883)
    Bank overdraft                                                                   -                     66,643
    Accounts payable and accrued liabilities                                          2,659               253,172
                                                                                -----------           -----------
    Net Cash Used in Operating Activities                                          (429,009)             (290,362)
                                                                                -----------           -----------
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
  Acquisition of ICON, net of cash required                                          -                     10,132
  Divestiture of ICON                                                               429,917                -
                                                                                -----------           -----------
    Net Cash (Use in) Provided by Investing Activities                              429,917                10,132
                                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of notes from stockholders                                                -                    684,783
  Proceeds of convertible notes from stockholders                                    -                      8,000
  Proceeds of convertible notes from others                                          -                    152,000
  Repayment of notes payable - bank                                                  -                   (189,057)
                                                                                -----------           -----------
    Net Cash (Used in) Provided by Financing Activities                              -                    655,726
                                                                                -----------           -----------
(Decrease) Increase in Cash                                                            (908)              375,496

Cash and Cash Equivalents - Beginning of Period                                       1,211                 2,821
                                                                                -----------           -----------
Cash and Cash Equivalents - End of Period                                       $       304           $   378,317
                                                                                ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                    $    -                $    57,278
                                                                                ===========           ===========
    Common stock issued in exchange of notes from
      stockholders                                                              $    -                $   379,350
                                                                                ===========           ===========
    Notes payable and related interest satisfied
      Issuance of preferred stock                                               $   102,500           $    -
                                                                                ===========           ===========

      See notes to unaudited consolidated condensed financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During 2000, the Company's current business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of web commerce. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through June 30, 2002, BookDigital has generated no revenues.

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

In April 2002, the stock of the ICON subsidiary, including all of its operating assets and liabilities, was foreclosed by a related party note holder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, the Company has no active business following such event. Since this was a distinct business, the transaction as been treated as a discontinued operation (see Notes 6 and 13). The condensed consolidated financial statements for the periods ended June 30, 2002 have been restated, where applicable, to reflect ICON as a discontinued operation.

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (CONTINUED)


The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the six months ended June 30, 2002 and 2001, the Company has incurred losses of $963,981 and $3,637,324, respectively. As of June 30, 2002, the Company had a stockholders' deficiency of $1,558,216. The Company is in default on its convertible notes payable, in addition to not having any active business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during 2001 from net proceeds of notes from related parties and others. During the six months ended June 30, 2002, no proceeds were received from such sources. The Company is exploring other financing alternatives, including private placements of its securities. The Company is actively seeking to merge with a profitable private company. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of a merger transaction. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating a merger candidate and completing a merger transaction.

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying condensed consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary to state fairly the financial position and results of operations as of and for the periods indicated. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Dominix, Inc. and its 99.7% owned subsidiary, BookDigital. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising and Marketing Costs
-------------------------------

Advertising, promotion and other marketing costs are expensed as incurred.

Loss Per Share
--------------

Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the 10-for-1 stock split on April 30, 2001.

Common stock equivalents, consisting of options, warrants, convertible debentures discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE  3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consisted of the following:

                    Computer equipment                   $   90,409

                    Less:  Accumulated depreciation          59,490
                                                         ----------
                                                         $   30,919
                                                         ==========

Depreciation expense for the six months ended June 30, 2002 and 2001 amounted to $8,038 and $21,070, respectively.

Convertible Notes Payable - Related Party
-------------------------------------------

Originally, the notes payable to related parties were convertible promissory notes obtained primarily for working capital purposes. The notes had an original maturity date of 60 days and bore interest at 8% per annum. The notes, which principal totaled $333,249 as of December 31, 2000, contained a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. During 2000, the Company assigned a value of $142,845 to the beneficial conversion feature of the notes and was accounted for as addition to paid-in capital and a charge to financing costs during the year ended December 31, 2000. During the year ended December 31, 2001, an additional $8,000 promissory note was executed under terms similar to the 2000 notes. As a result of the settlement agreement discussed in
Note 11, the principal amount of the three promissory notes, totaling $241,249, along with related interest was reclassified to accrued expenses.

At June 30, 2002 the Company was in default on the remaining note, with a principal due of $100,000 and accrued interest of $11,500.

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE  6 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (CONTINUED)

Notes Payable to Related Party by ICON Subsidiary
-------------------------------------------------

There were two promissory notes payable by ICON outstanding at the time of the acquisition, including $802,317 due to a related party of the former owners of ICON and $2,013,171 due to Merrill Lynch, which was collateralized by marketable securities held by the same related party. The notes were obligations of the ICON subsidiary and were payable on demand and bear interest at the rate of 8.0% per annum.

During the six months ended June 30, 2001, the Company issued 2,810,000 shares of its common stock to the related parties and reduced the principal balance by $379,350. Additionally, during this period this related party made additional loans to the Company totaling $194,000.

In July of 2001, the debt due to Merrill Lynch was acquired by Nativity Realty, Inc.(Nativity), a party related to the Company's then Chief Executive Officer. In July of 2001, new demand promissory notes were entered into between the Company and Nativity. Under the note agreements, the debt was payable on demand, bore interest at 8.0% per annum and was in the amount of $2,630,319 collateralized by all of the assets comprising the ICON group. In November of 2001, the debt agreement was modified to provide to the holder of the debt the right to convert such debt into shares of the Company's common stock at a conversion price equal to the lower of the fair market value of the common stock at the time of conversion, or $.03 per share. The right expires on November 19, 2003. In addition, the debt agreements were modified to substitute the shares of ICON common stock owned by the Company as collateral for the demand promissory notes instead of the ICON assets.

On April 26, 2002, the holder of the debt sent a demand notice to the Company and elected to satisfy the debt, with related rights, and accrued interest with the stock of ICON. This resulted in a divesture of the ICON operation and a discontinued operation being recognized. (see Note 12).

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures
----------------------

On November 30, 2001, the Company sold, in a private placement, a principal amount of $100,000, and 6% Convertible Debentures, due November 29, 2003. As additional consideration, the Company issued separate warrants to purchase 2,000,000 of the Company's common stock at $.0375 per share. The warrants are exercisable over a five-year period ending November 29, 2006. The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at a beneficial conversion rate equal to the lower of 75% of the mean of lowest closing bid price of the common stock for the five-day period prior to the conversion date, or $.0345. The Company assigned a value of $33,000 to the beneficial conversion feature and $71,000 to the warrants to purchase 2,000,000 shares and such amount was amortized during the quarter ended December 31, 2001.

Pursuant to a registration rights agreement, the holders of the debentures were granted mandatory registration rights which require the Company to register the securities by March 31, 2002.

The Company failed to register the shares by March 31, 2002 and, accordingly, was in default of the registration rights agreement.

On April 20, 2002, the Company entered into an agreement with the holders of the debentures to modify the conversion rights to allow such debentures to be convertible into 1,333,333 shares of the Company's Series A Convertible Preferred Stock (Note 10).

Convertible Notes Payable
-------------------------

Convertible notes payable to others in the amount of $142,000 have maturity dates from 60 to 720 days and bear interest at rates ranging from 6% to 13% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 to $.40 per share. All of the debt is in arrears as of June 30, 2002.

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2002 consist of the following:

                    Litigation provision (Note 11)            $ 300,000
                    Interest                                     35,464
                    Occupancy costs                             330,334
                    Salaries                                    175,000
                    Professional fees                           101,376
                    Other                                        51,565
                                                              ---------
                                                              $ 993,739
                                                              =========

NOTE  9 -  INCOME TAXES

The Company could have tax benefits from its loss carry forwards, however, due to its continuing recurring losses there is no assurance that these benefits will be realized. As a result an allowance for all tax benefits has been provided. This results in no income tax benefit or expense being recognized for the period within these financial statements

NOTE 10 - STOCKHOLDERS' DEFICIENCY

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

Stock Issued for Services
-------------------------

During the period January 1 through June 2002, the Company issued 6,363,322 shares of common stock valued at $127,244 to consultants for services rendered.

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

              Convertible debentures and notes (assumed
                conversion at June 30, 2002)                     16,810,000
              Options to purchase common stock                    2,000,000
              Obligations under settlement agreement             20,000,000
              Convertible Preferred Stock                       133,333,000
                                                                -----------

                  Total as of June 30, 2002                     172,143,000
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

On April 26, 2002, the debentures principal amount of $100,000, all related accrued interest and warrants to purchase 2,000,000 shares of common stock were converted into 1,333,333 shares of Series A Convertible Preferred Stock. The preferred shares are convertible into 133,333,000 of the Company's common shares. (The preferred shares were assigned a value of $500,000 resulting in a debt conversion expense of $397,500.)

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------

The Company has various lease agreements for office space which provide for minimum lease payments exclusive of escalation adjustments.

Rent expense for the six months ended June 30, 2002 and 2001 amounted to $148,334 and $110,266, respectively.

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

                         DOMINIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Litigation (Continued)
------------------

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

In that event, the Company must file a registration statement to register the shares issued pursuant to such agreement within 30 days.

The Company failed to make the scheduled payments in connection with the $360,000 settlement agreement.

NOTE 12 - RELATED PARTY DEBT AND DISPOSITION OF ICON SUBSIDIARY

On April 26, 2002, the holder of the related party debt sent a demand notice to the Company and subsequently foreclosed on the common stock of the ICON subsidiary to satisfy debt in the principal amount of $2,630,319 and related accrued interest due from ICON. As a result of this event, the ICON subsidiary is no longer owned by the Company with the divestiture treated as a discontinued operation.

On April 26, 2002, the Company appointed a new President and Chief Executive Officer. The former President and Chief Executive Officer resigned commensurate with the foreclosure of the ICON subsidiary and conversion of the convertible debentures.

                          DOMINIX, INC. AND SUBIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 12 - RELATED PARTY DEBT AND DISPOSITION OF ICON SUBSIDIARY (Continued)

The following unaudited information summarizes the net assets, liabilities and operating results of ICON included in the condensed financial statements as of the time of divestiture and the operating results from the beginning of the fiscal year through the date of divestiture:

                Net Assets and Liabilities:
                --------------------------

                Cash                                                              $  11,902
                Accounts receivable - net                                           107,569
                Other current assets                                                 30,675
                Goodwill and other intangible assets -
                  net                                                             2,647,330
                Property and equipment - net                                         57,833
                Security deposits                                                    50,433
                Notes payable                                                     (2,686,169)
                Accounts payable and accrued liabilities                           (649,490)
                                                                                  ---------
                      Net increase to equity                                      $(429,917)
                                                                                  =========

                Operating Results:
                -----------------

                Revenues - Net                                                    $ 532,082
                                                                                  ---------
                Cost and Expenses:
                  Cost of revenues                                                  332,812
                  Depreciation and amortization expense                               7,563
                  General and administrative expenses                               362,334
                  Interest expense                                                   52,469
                                                                                  ---------
                      Total Costs and Expenses                                      755,178
                                                                                  ---------
                      Net Loss                                                    $(223,096)
                                                                                  =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

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

ORGANIZATION OF BUSINESS:

Dominix, Inc. ("We", "Us" the "Registrant" or the "Company") is a Delaware corporation, which completed a reverse merger in August 2000. Prior to August 2000, we were a Colorado corporation and our name was Medical Management Systems, Inc. ("MMGS"). During May and June 2000 we acquired over 99% of the Delaware corporation,

BACKGROUND:

Medical Management Systems, Inc. (MMGS) was a Colorado corporation. It was initially incorporated as Apache Investments. The name was changed in 1991 to Dog World, Inc. and in 1995 the corporate name was changed to Medical Management Systems,Inc. On April 17, 2000 MMGS executed an an agreement whereby BookDigital.com ("BookDigital") directors became directors of MMGS and the MMGS directors resigned. As part of this transaction, BookDigital agreed to pay $200,000 to MMGS to satisfy unpaid wages.

In May and June 2000 MMGS conducted an Exchange Offer for all of the shares of Bookdigital.com. The Exchange Offer provided that each share of Bookdigital.com, Inc. could be exchanged for .31133 of MMGS shares. Over 99% of Bookdigital.com's shares were exchanged for MMGS in the Exchange Offer and the former holders of Bookdigital.com received approximately 93% of MMGS issued and outstanding stock.

In August 2000, MMGS completed the merger with a Delaware corporation named Dominix, Inc. The shares of Medical Management Systems, Inc. were exchanged for the shares of Dominix, Inc. on a one for one basis.

Bookdigital.com Inc., is a Delaware corporation formed in March of 1999 and was a development stage company engaged in certain areas of web commerce. Bookdigital.com was comprised of three web sites/divisions, www.bookdigital.com, a general comprehensive online reference site, www.bookdigitalschools.com, a web site that serves schools, and www.lawexpress.com, an online legal subscription service for attorneys, consultants and paralegals. The www.bookdigitalschools.com web site was designed to serve primary and secondary schools. www.bookdigitalschools.com offers schools the "Total Internet Education Solution" ("TIES(TM)") internet package which includes a customized school browser, real time and taped tutoring via the Internet, calendaring, chat rooms, community news and activities, school events and other features. Due to the current state of decline of the Internet industry, Bookdigital.com has halted development of its www.bookdigital.com, www.bookdigitalschools.com,www.lawxpress.com web sites and discontinued its operations.

On January 10, 2001, the Company acquired International Controllers, Inc. a privately held Delaware corporation ("ICON") in a stock for stock transaction with certain of its officers/directors. Under the terms of the acquisition, all of the outstanding shares of ICON were exchanged for an aggregate 1,464,000 shares of the Dominix common stock, representing approximately 18% of Registrant's then outstanding common stock. All of these shares were issued to Enrique J. Abreu the former principal of ICON. As a result of the transaction, ICON became a wholly owned subsidiary of the Company. In conjunction with the acquisition of ICON, Dominix entered into a loan repayment agreement as well as a Guarantee and Security Agreement with the major debt-holders of ICON. Also, pursuant to the terms of the transaction, Dominix Chairman and CEO, Ray Vahab, resigned and was replaced by Mr. Abreu. Mr. Vahab also resigned his position as a director of the Company and was replaced by Mr. Abreu.

ICON is an Internet Telephony company that builds and markets eClubs worldwide(TM). ICON's eClubs(TM) are localized business units that use low cost, Internet-based telephony service as the marketing magnet for building ethnic-specific membership and rapidly growing revenues. EClubs are ICON's marketing engines that sell unique but essential products and services to ethnic communities and country-specific businesses throughout the world. The foundation of each eClub is technology invented by ICON. The IQ-150(TM) Intelligent Switchand IQ-Business Solutions(TM) allows each eClub to provide Internet telephone service to members who want to call home. Each eClubs' country-specific rate plan is a price leader in its market, creating growth magnets for membership. ICON has also expanded its business by entering the out-sourced call center business with a marketing and network management agreement with a leading Call Center in the Philippines. ICON has also expanded its business by entering the out-sourced call center business with a marketing and network management agreement with a leading Call Center in the Philippines.

ICON's headquarters is located at 2777 Summer Street in Stamford, Connecticut, which has 4,100 square feet of office space. The offices accommodate corporate staff, engineering lab, and network operations center (NOC). The Company has switching facilities and call centers located in Stamford, Connecticut, New York City, New York, Los Angeles, California, Manila, Philippines, Moscow and St. Petersburg, Russia, and Caracas, Venezuela.

As a result of the foregoing, the company attempted to focus its marketing expertise on its newly acquired telecommunication infrastructure capabilities (through the acquisition of ICON), and on garnering e-rate contracts.

DEBT DEFAULT AND RESTRUCTURING:
On April 29, 2002, the debt holder for ICON, declared a default of the obligations of the Registrant for the purchase of ICON and served a Demand for Collateral due to the default in the amount of $2,369,206 of the Registrant. Pursuant to the Demand, Nativity Realty, Inc., elected to take possession of the 9,408,165 shares of ICON that was held as collateral for full consideration of the amount due under the Loan Guarantee and Security Agreement. Therefore, pursuant to the foreclosure of the secured collateral, effective April 30, 2002, the Registrant was no longer in control of ICON. The Registrant has treated this divestiture as a discontinued operation.

In addition, effective April 30, 2002, the Registrant entered into a Debt Conversion Agreement ("Agreement") with Diversified Capital Holdings, Inc. ("Diversified"). Pursuant to the Agreement, the Registrant approved the issuance to Diversified of 1,333,333 of the Company's Series A Convertible Preferred Stock, each share of which is convertible, at any time and in the sole discretion of the holder of such Series A Convertible Preferred Stock, into 100 shares of the Company's common stock.

PLAN OF OPERATION

As a result of the default on the obligations to purchase ICON, the Registrant has virtually no operating business. As of September 9, 2002, the Company is a "Shell" company. The Company plans to seek one or more potential businesses that management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition.

The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest; however, there is no agreement, policy or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, management would seek an independent approval of the transaction.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

On November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr. Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations who were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000, wherein certain shares owned by Mr. Vahab and Ms. Yamani were deposited in a third party escrow account which was to be used as the collateral for the payment plan. As part of the settlement, a mutual general release was entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. The Company has received a formal notice of a Default on the Settlement Agreement for failure to make $60,000 worth of scheduled payments. New management of the Registrant continues to negotiate on a new settlement agreement with Mr. Vahab and Ms. Yamani.

There is a possible legal action with respect to the former consultant of the Company, Andrew Racz and Mr. Racz's company Beral Inc. for misappropriation of shares that the Company recovered from previous consultants who were improperly issued shares for work that was not fully performed. The Registrant has not reached a determination as to whether or not to proceed.

Bookdigital.com, a subsidiary of Dominix was involved in arbitration proceeding with a former employee (Mr. Colucci) alleging improper termination and demanding pay for the remainder of contract. The Arbitration Association ruled that Mr. Colucci was improperly terminated by the former President and awarded that Mr. Collucci is "entitled to the continuation of his salary from June 23, 2000 up to the end of his contract to be paid in accordance with the payroll practices of Bookdigital.com". Bookdigital.com's position was that, because of the downturn of the Internet Industry in 2000, the division where Mr. Colucci was working was closed down on September 2000.

The Company was previously contacted by an attorney representing 10 investors in a private placement offering of securities of Bookdigital.com alleging irregularities by the former CEO in the offering. Previous management met with the investor group to discuss a potential resolution.

On July 24, 2002 the Registrant was named a defendant in a lawsuit filed in the Civil Court of the City of New York, County of New York, Index No. 648320-02. The plaintiff, Robert Fierman, has made a claim in the amount of $22,230.52 representing his fee for alleged services performed on behalf of the defendant. The Registrant made an offer of settlement in the amount of $6,000, which was rejected by the plaintiff. The Registrant intends on filing an answer and counterclaim against he defendant for malpractice in performing such services. While the Registrant believes the outcome of this action will be favorable, there also exists a possibility of an unfavorable outcome to the Registrant.

Other than the legal proceedings described above, neither the Registrant nor any of its directors or executive officers, nor any controlling shareholder, is a party to any pending legal or administrative proceeding having he potential for any material affect upon any matter discussed herein, nor are any of the Registrant's properties the subject of such a proceeding, and no such proceeding is known to be overtly threatened.

ITEM 2. CHANGES IN SECURITIES

SERIES A PREFERRED STOCK

On April 29, 2002, our prior Board of Directors authorized the designation up to 1,333,333 shares of our Series A Preferred Stock, which is convertible into common stock at a ratio of 1 share of Series A Preferred Stock for to 100 shares of Common Stock. The Series A Preferred Stock has voting rights and ranks as follows with respect to dividend rights and rights upon liquidation, winding up and dissolution: (a) senior to any other series of Preferred Stock (except as established by the Board of Directors), (b) on parity with any other series of Preferred Stock established by the Board of Directors, and (c) prior to any other of our equity securities, including our common stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On November 30, 2001, the Company sold, in a private placement, a 6% Convertible Debenture with a face amount of $100,000, as well as additional consideration. Pursuant to a Registration Rights Agreement, the holders of the debentures were re-granted mandatory registration rights, which required the Company to register the securities underlying the Debentures by March 31, 2002. The Company failed to register the securities by March 31, 2002, and accordingly was in default under the various agreements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
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


                                               DOMINIX, INC.



Date: September ___, 2002        By: /s/ James W. Zimbler
                                    ----------------------------
                                    James W. Zimbler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         DATE                       SIGNATURE / TITLE


Date:  September ___, 2002       By: /s/ Andrew J. Schenker
                                    ----------------------------
                                    Andrew J. Schenker, Chairman/CEO



Date:  September ___, 2002       By: /s/ James W. Zimbler
                                    ----------------------------
                                    James W. Zimbler, Director/President

                            SECTION 302 CERTIFICATION


         I, James W. Zimbler, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Dominix, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September ___, 2002


                           /s/ James W. Zimbler
                           --------------------------------------------
                           James W. Zimbler, President

                            SECTION 302 CERTIFICATION


         I, Andrew J. Schenker, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Dominix, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September ___, 2002


                             /s/ Andrew J. Schenker
                             --------------------------------------------
                             Andrew J. Schenker, CEO