Form 10QSB
period 2002-09-30
DOMINIX INC
filed 2002-12-02
CIK 824104

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

          For the Quarter Ended September 30, 2002


                          Commission File No. 000-29462

                                 DOMINIX, INC.
             ------------------------------------------------------
             (Exact name of  as specified in its charter)


             Delaware                                   13-4127624
---------------------------------            -------------------------------
  (State of other jurisdiction               (I.R.S. Employer Identification
of incorporation or organization)                         Number)


           150 Broad Hollow Road, Suite 103, Melville, New York 11747
                    -----------------------------------------
                     Address of principal executive offices


               Registrant's telephone number, including area code:
                                  631-424-4833


        Securities registered pursuant to Section 12(b) of the Act: NONE

     Indicate by a check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [_]


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 92,335,309
                                                  ----------

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

================================================================================

PART I - FINANCIAL INFORMATION


    ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)


                        DOMINIX, INC. AND SUBSIDIARY

                             SEPTEMBER 30, 2002

                                                                       Page Nos.
                                                                       ---------


     CONDENSED CONSOLIDATED BALANCE SHEET                                 F-1
       At September30, 2002

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                      F-2
       For the Nine Months Ended September 30, 2002 and 2001

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                      F-3
       For the Three Months Ended September 30, 2002 and 2001

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY         F-4
       For the Nine Months Ended September 30, 2002

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                      F-5
       For the Nine Months Ended September 30, 2002 and 2001

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               F-6-F-15

                         DOMINIX, INC.AND SUBSIDIARY

                    CONDENSED CONSOLIADTED BALANCE SHEET
                                  (UNAUDITED)

                              SEPTEMBER 30, 2002

                                    ASSETS
                                    ------
Current Assets:
  Cash and cash equivalents                                                           $        170
                                                                                      ------------
        Total Current Assets                                                                   170

Property and equipment, net of accumulated depreciation
  of $63,632                                                                                26,777
                                                                                      ------------
        Total Assets                                                                  $     26,947
                                                                                      ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current Liabilities:
  Convertible notes payable - related parties                                         $    100,000
  Convertible notes payable - others                                                       142,000
  Accounts payable and accrued liabilities                                               1,074,434
  Due to former CEO                                                                        360,000
  Due to stockholder                                                                         3,000
                                                                                      ------------
      Total Current Liabilities                                                          1,679,434
                                                                                      ------------
Commitments, Contingencies and Other Matters
  (Notes 1 and 9)

Stockholders' Deficiency:
  Preferred stock, - $0.001 par value; 3,666,667 shares
    authorized; -0- shares issued and outstanding                                             --
  Preferred stock, Series A Convertible - $0.001 par value; 1,333,333 shares authorized, issued and
    outstanding                                                                              1,333
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 92,335,309 shares issued and outstanding                                    92,335
  Additional paid-in capital                                                            20,457,935
  Accumulated deficit                                                                  (22,204,090)
                                                                                      ------------
      Total Stockholders' Deficiency                                                    (1,652,487)
                                                                                      ------------
      Total Liabilities and Stockholders' Deficiency                                  $     26,947
                                                                                      ============



See notes to unaudited condensed consolidated financial statements.

                           DOMINIX, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                          For the Nine Months Ended
                                                                September 30,
                                                     -----------------------------------
                                                         2002                   2001
                                                     ------------           ------------
Revenues - Net                                       $       --             $       --
                                                     ------------           ------------
Costs and Expenses:
  Cost of revenues                                           --                     --
  Stock-based compensation substantially
   consisting of consulting fees                          127,266              1,780,373
  Consulting fees                                           4,300                 66,543
  Other general and administrative expenses               276,174                253,399
  Depreciation and amortization expense                    12,179                826,434
  Interest expense                                         17,737                 40,804
  Miscellaneous income                                       --                  (11,305)
  Debt conversion expense                                 397,500                   --
  Litigation provision                                       --                   80,000
                                                     ------------           ------------
    Total Costs and Expenses                              835,156              3,036,248
                                                     ------------           ------------
Loss from continuing operations before
  income taxes                                           (835,156)            (3,036,248)
                                                     ------------           ------------
Income taxes                                                 --                     --
                                                     ------------           ------------
Loss from discontinued operations                        (223,096)              (452,568)
                                                     ------------           ------------
    Net Loss                                         $ (1,058,252)          $ (3,488,816)
                                                     ============           ============

Basic and Diluted Loss Per Share:
  Loss from continuing operations                    $       (.01)          $       (.04)

  Loss from discontinued operations                          --                     (.01)
                                                     ------------           ------------
    Net Loss                                         $       (.01)          $       (.05)
                                                     ============           ============

Weighted average shares used in basic and
  diluted loss per share                               91,443,073             73,360,000
                                                     ============           ============


See notes to unaudited condensed consolidated financial statements

                             DOMINIX, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                           For the Three Months Ended
                                                                  September 30,
                                                       -----------------------------------
                                                           2002                   2001
                                                       ------------           ------------
Revenues - Net                                         $       --             $       --
                                                       ------------           ------------
Costs and Expenses:
  Cost of revenues                                             --                     --
  Stock-based compensation substantially
   consisting of consulting fees                               --                 (412,333)
  Consulting fees                                              --                      845
  Other general and administrative expenses                  85,434                (33,438)
  Depreciation and amortization expense                       4,142                805,362
  Interest expense                                            4,695                 13,218
  Miscellaneous income                                         --                     --
                                                       ------------           ------------
    Total Costs and Expenses                                 94,271                373,654
                                                       ------------           ------------
Loss from continuing operations before income
  taxes                                                     (94,271)              (373,654)
                                                       ------------           ------------
Income taxes                                                   --                     --
                                                       ------------           ------------
Income from discontinued operations                            --                  522,165
                                                       ------------           ------------
    Net (Loss) Income                                  $    (94,271)          $    148,511
                                                       ============           ============

Basic and Diluted Loss Per Share:
  Income (Loss) from continuing operations             $       --             $       --

  Income (Loss) from discontinued operations                   --                     --
                                                       ------------           ------------
    Net Income (Loss)                                  $       --             $       --
                                                       ============           ============

Weighted average shares used in basic and
  diluted loss per share                                 92,335,309             75,822,000
                                                       ============           ============

See notes to unaudited condensed consolidated financial statements.

                          DOMINIX, INC AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                    (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002




                                                                             Common Stock                 Preferred Stock
                                                 Date of           --------------------------------          -----------
                                               Transaction            Shares              Amount               Amount
                                                 --------          -----------          -----------          -----------
Balance - December 31, 2001                                         85,971,987          $    85,972          $      --

Stock issued for consulting services             01/01/02              250,000                  250                 --
Stock issued for consulting services             01/16/02            3,775,000                3,775                 --
Stock issued for consulting services             03/07/02            1,830,000                1,830                 --
Stock issued for consulting services             04/29/02              508,322                  508                 --
Convertible Preferred stock issued in
  exchange for conversion of debentures          04/26/02                 --                   --                  1,333
Net loss                                                                  --                   --                   --
                                                                   -----------          -----------          -----------
Balance - September 30, 2002                                            92,335          $    92,335          $     1,333
                                                                   ===========          ===========          ===========


                                                                                                               Total
                                                                    Additional                              Stockholders'
                                                                     Paid-in            Accumulated            Equity
                                                                     Capital              Deficit           (Deficiency)
                                                                   -----------          -----------          -----------


Balance - December 31, 2001                                        $19,408,448         $(21,145,838)        $ (1,651,418)

Stock issued for consulting services                                     4,750                 --                  5,000
Stock issued for consulting services                                    71,725                 --                 75,500
Stock issued for consulting services                                    34,770                 --                 36,600
Stock issued for consulting services                                     9,658                 --                 10,166
Convertible Preferred stock issued in
  Exchange for conversion of debentures                                498,667                 --                500,000
Gain on divesture of ICON                                              429,917                 --                429,917
Net loss                                                                  --             (1,058,252)          (1,058,252)
                                                                   -----------          -----------          -----------
Balance - September 30, 2002                                       $20,457,935         $(22,204,090)        $ (1,652,487)
                                                                   ===========          ===========          ===========


See notes to unaudited condensed consolidated financial statements.

                        DOMINIX, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    For the Nine Months Ended
                                                                           September 30,
                                                                 ---------------------------------
                                                                    2002                  2001
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(1,058,252)          $(3,488,816)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Debt conversion expense                                        397,500                  --
      Stock-based compensation                                       127,266             1,804,846
      Depreciation and amortization                                   12,179             1,001,339
      Depreciation - ICON                                              7,400                  --
      Expenses paid by stockholder advance                             3,000                  --
      Provision for bad debt                                           6,300                  --

Changes in operating assets and liabilities:
    Accounts receivable, net                                         243,569                51,194
    Due from related company                                            --                  (1,202)
    Security deposits and other assets                                  --                 125,733
    Other current assets                                                --                  (5,090)
    Accounts payable and accrued liabilities                         188,289               224,815
                                                                 -----------           -----------
      Net Cash Used in Operating Activities                          (72,749)             (287,181)
                                                                 -----------           -----------
CASH USED IN BY INVESTING ACTIVITIES
  Acquisition of ICON, net of cash required                             --                  10,132
  Divestiture of ICON (Note 10)                                      (11,902)                 --
                                                                 -----------           -----------
      Net Cash (Used in) Provided by Investing
        Activities                                                   (11,902)               10,132
                                                                 -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of notes from stockholders                                   --               2,207,353
  Proceeds of convertible notes from stockholders                       --                   8,000
  Proceeds of convertible notes from others                             --                 152,000
  Repayment of notes payable                                            --              (2,013,171)
                                                                 -----------           -----------
      Net Cash Provided by Financing Activities                         --                 354,182
                                                                 -----------           -----------
(Decrease) Increase in Cash                                          (84,651)               77,133

Cash and Cash Equivalents - Beginning of Period                       84,821                 2,821
                                                                 -----------           -----------
Cash and Cash Equivalents - End of Period                        $       170           $    79,954
                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                     $      --             $    57,278
                                                                 ===========           ===========
    Common stock issued in exchange of notes from
      stockholders                                               $      --             $   379,350
                                                                 ===========           ===========
    Notes payable and related interest satisfied
      issuance of preferred stock                                $   102,500           $      --
                                                                 ===========           ===========


See notes to unaudited consolidated condensed financial statements.

                       DOMINIX, INC. AND SUBSIDIARY

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

During 2000, the Company's current business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of web commerce. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through September 30, 2002, BookDigital has generated no revenues.

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately held Delaware corporation, in exchange for shares of the Company's common stock. ICON is a provider of telecommunications services under various ethnics' marketing clubs (see Note 3). Commensurate with this acquisition, the Company emerged from the development stage.

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

                        DOMINIX, INC. AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

In April 2002, the stock of the ICON subsidiary, including all of its operating assets and liabilities, was foreclosed by a related party note holder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, the Company has no active business following such event. Since this was a distinct business, the transaction as been treated as a discontinued operation (see Notes 4 and 10). The condensed consolidated financial statements for the periods ended September 30, 2002 and 2001 have been restated, where applicable, to reflect ICON as a discontinued operation.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the nine months ended September 30, 2002 and 2001, the Company has incurred losses of $1,058,252 and $3,488,816, respectively. As of September 30, 2002, the Company had a stockholders' deficiency of $1,652,487. The Company is in default on its convertible notes payable, in addition to not having any active business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during 2001 from net proceeds of notes from related parties and others. During the nine months ended September 30, 2002, no proceeds were received from such sources. The Company is exploring other financing alternatives, including private placements of its securities. The Company is actively seeking to merge with a profitable private company. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of a merger transaction. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating a merger candidate and completing a merger transaction.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Dominix, Inc. and its 99.7% owned subsidiary, BookDigital. All significant intercompany balances and transactions have been eliminated in consolidation.

                       DOMINIX, INC. AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED

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

                       DOMINIX, INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


NOTE  2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE  3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 consisted of the following:

                Computer equipment                           $   90,409

                Less:  Accumulated depreciation                  63,632
                                                             ----------
                                                             $   26,777
                                                             ==========

Depreciation expense for the nine months ended September 30, 2002 and 2001 amounted to $12,179 and $33,255 respectively.

NOTE  4 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible Notes Payable - Related Parties
-------------------------------------------

Originally, the notes payable to related parties were convertible promissory notes obtained primarily for working capital purposes. The notes had an original maturity date of 60 days and bore interest at 8% per annum. The notes, which principal totalled $333,249 as of December 31, 2000, contained a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. During 2000, the Company assigned a value of $142,845 to the beneficial conversion feature of the notes and was accounted for as addition to paid-in capital and a charge to financing costs during the year ended December 31, 2000. During the year ended December 31, 2001, an additional $8,000 promissory note was executed under terms similar to the 2000 notes. As a result of the settlement agreement discussed in
Note 9, the principal amount of the three promissory notes, was reclassified to due to former CEO, totaling $360,000 as of September 30, 2002.

At September 30, 2002, the Company was in default on the remaining note, with a principal due of $100,000 and accrued interest of $13,000.

                       DOMINIX, INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)



NOTE  4 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (CONTINUED)

Notes Payable to Related Party by ICON Subsidiary
-------------------------------------------------

There were two promissory notes payable by ICON outstanding at the time of the acquisition, including $802,317 due to a related party of the former owners of ICON and $2,013,171 due to Merrill Lynch, which was collateralized by marketable securities held by the same related party. The notes were obligations of the ICON subsidiary and were payable on demand and bore interest at the rate of 8.0% per annum.

During the nine months ended September 30, 2001, the Company issued 2,810,000 shares of its common stock to the related parties and reduced the principal balance by $379,350. Additionally, during this period this related party made additional loans to the Company totaling $194,000.

In July of 2001, the debt due to Merrill Lynch was acquired by Nativity Realty, Inc. ("Nativity"), a party related to the Company's then Chief Executive Officer. In July of 2001, new demand promissory notes were entered into between the Company and Nativity. Under the note agreements, the debt was payable on demand, bore interest at 8.0% per annum and was collateralized by all of the assets comprising the ICON group. In November of 2001, the debt agreement was modified to provide to the holder of the debt the right to convert such debt into shares of the Company's common stock at a conversion price equal to the lower of the fair market value of the common stock at the time of conversion, or $.03 per share. The right expires on November 19, 2003. In addition, the debt agreements were modified to substitute the shares of ICON common stock owned by the Company as collateral for the demand promissory notes instead of the ICON assets.

On April 26, 2002, the holder of the debt sent a demand notice to the Company and elected to satisfy the debt, with related rights, and accrued interest with the stock of ICON. This resulted in a divesture of the ICON operation and a discontinued operation being recognized (See Note 10).

                         DOMINIX, INC. AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  5 - CONVERTIBLE NOTES PAYABLE - OTHERS

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

Pursuant to a registration rights agreement, the holders of the debentures were granted mandatory registration rights, which require the Company to register the securities by March 31, 2002.

The Company failed to register the shares by March 31, 2002 and, accordingly, was in default of the registration rights agreement.

During April 2002, the Company entered into an agreement with the holders of the debentures to modify the conversion rights to allow such debentures to be convertible into 1,333,333 shares of the Company's Series A Convertible Preferred Stock (Note 8).

Convertible Notes Payable - Others
----------------------------------

Convertible notes payable to others in the amount of $142,000 have maturity dates from 60 to 720 days and bear interest at rates ranging from 6% to 13% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 to $.40 per share. All of the debt is in arrears as of September 30, 2002.

                       DOMINIX, INC. AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE  6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2002 consist of the following:

                Litigation provision (Note 9)                $   300,000
                Interest                                          40,159
                Occupancy costs                                  404,334
                Salaries                                         175,000
                Professional fees                                103,376
                Other                                             51,565
                                                             -----------
                                                             $ 1,074,434
                                                             ===========

NOTE  7 -  INCOME TAXES

The Company could have tax benefits from its loss carry forwards, however, due to its continuing recurring losses there is no assurance that these benefits will be realized. As a result an allowance for all tax benefits has been provided. This results in no income tax benefit or expense being recognized for the period within these financial statements

NOTE  8 - STOCKHOLDERS' DEFICIENCY

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

Stock Issued for Services
-------------------------

During the period January 1 through September 30, 2002, the Company issued 6,363,322 shares of common stock valued at $127,266 to consultants for services rendered.

                         DOMINIX, INC. AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE  8 - STOCKHOLDERS' DEFICIENCY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

           Convertible debentures and notes (assumed
             conversion at September 30, 2002)              16,810,000
           Options to purchase common stock                  2,000,000
           Obligations under settlement agreement           20,000,000
           Convertible Preferred Stock                     133,333,000
                                                           -----------
               Total as of September 30, 2002              172,143,000
                                                           ===========

Convertible Preferred Stock
---------------------------

During April 2002, the Company amended its Articles of Incorporation to designate 1,333,333 of its 5,000,000 authorized preferred stock as a Series A Convertible Preferred Stock, par value $.001 per share, with a liquidation preference of $1.00 per share. The holder of the designated series shares has voting rights. The preferred shares are convertible into common shares at a ratio of 1 to 100.

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

During April 2002, the debentures principal amount of $100,000, all related accrued interest and warrants to purchase 2,000,000 shares of common stock were converted into 1,333,333 shares of Series A Convertible Preferred Stock. The preferred shares are convertible into 133,333,000 of the Company's common shares. (The preferred shares were assigned a value of $500,000 resulting in a debt conversion expense of $397,500.)

                       DOMINIX, INC. AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations
-----------------

The Company has various lease agreements for office space, which provide for minimum lease payments exclusive of escalation adjustments.

Rent expense for the nine months ended September 30, 2002 and 2001 amounted to $222,334 and $110,266, respectively.

Litigation
----------

BookDigital is presently involved in an arbitration proceeding with a former employee, alleging improper termination and demanding pay for the remainder of the contract. The Arbitration Association ruled that the employee was improperly terminated by the former President and awarded that the employee is entitled to the continuation of his salary from June 23, 2000 up to the end of his contract (March 31, 2003) to be paid in accordance with the payroll practices of BookDigital.com. Such amount totals $275,000. BookDigital.com will argue that, because of the downturn of the Internet industry in 2000, the division where the employee was working was closed down in September 2000. However, a litigation provision for $300,000 was recorded during the year ended December 31, 2001.

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

During 2001, the Company's former CEO filed various lawsuits against the Company. In the first lawsuit, a company owned by the former CEO made demands for payment of certain loans given to the Company. The Company responded in its defense challenging, among other things, the validity of loan documents made between the former CEO and his cousin, who was acting President of the Company at the time. In addition, the Company had indebtedness due from the former CEO. In the second lawsuit, the former CEO filed for arbitration relating to illegal termination of his consulting contract. The Company filed a motion to dismiss the arbitration process based on the validity of the consulting agreement that was made by the former CEO and his cousin, who was acting President of the Company. In the third lawsuit, the former CEO filed a lawsuit against a number of parties, including the Company. The former CEO made various charges against the parties, including misrepresentation, manipulation, conspiracy and illegal corporate actions against him and the former acting President of the Company.

                       DOMINIX, INC. AND SUBSIDIARY

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE  9 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Litigation (Continued)
------------------

On November 19, 2001, the Company and the former CEO entered into a settlement agreement. Under the terms of the settlement agreement, the former CEO turned over shares certificates for 43,107,490 shares of the Company's common stock, of which 20,000,000 had been previously cancelled. In return, the Company agreed to pay the former CEO $360,000, payable in 19 monthly installments commencing February 10, 2002 through August 10, 2003. The agreement provided that the Company delivers 9,000,000 of the returned shares to an escrow agent as collateral for the settlement amount.

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

NOTE 10 - RELATED PARTY DEBT AND DISPOSITION OF ICON SUBSIDIARY

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

On April 26, 2002, the Company appointed a new President and Chief Executive Officer. The former President and Chief Executive Officer resigned commensurate with the foreclosure of the ICON subsidiary and conversion of the convertible debentures

                        DOMINIX, INC. AND SUBIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - RELATED PARTY DEBT AND DISPOSITION OF ICON SUBSIDIARY (Continued)

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

    FORWARD LOOKING INFORMATION:

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

    ORGANIZATION OF BUSINESS:

Dominix, Inc. ("We", "Us" or the "Company") is a Delaware corporation, which completed a reverse merger in August 2000. Prior to August 2000, we were a Colorado corporation and our name was Medical Management Systems, Inc. ("MMGS"). During May and June 2000 we acquired over 99% of the Delaware corporation.

    BACKGROUND:

Medical Management Systems, Inc. (MMGS) was a Colorado corporation. It was initially incorporated as Apache Investments. The name was changed in 1991 to Dog World, Inc. and in 1995 the corporate name was changed to Medical Management Systems,Inc. On April 17, 2000 we executed an agreement whereby BookDigital.com ("BookDigital") directors became directors of MMGS and the MMGS directors resigned. As part of this transaction, BookDigital agreed to pay $200,000 to MMGS to satisfy unpaid wages.

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

In August 2000, we completed the merger with a Delaware corporation named Dominix, Inc. The shares of Medical Management Systems, Inc. were exchanged for the shares of Dominix, Inc. on a one for one basis.

Bookdigital.com Inc., is a Delaware corporation formed in March of 1999 and was a development stage company engaged in certain areas of web commerce. Bookdigital.com was comprised of three web sites/divisions, www.bookdigital.com, a general comprehensive online reference site, www.bookdigitalschools.com, a web site that serves schools, and www.lawexpress.com, an online legal subscription service for attorneys, consultants and paralegals. The www.bookdigitalschools.com web site was designed to serve primary and secondary schools. www.bookdigitalschools.com offers schools the "Total Internet Education Solution" ("TIES(TM)") internet package which includes a customized school browser, real time and taped tutoring via the Internet, calendaring, chat rooms, community news and activities, school events and other features. Due to the current state of decline of the Internet industry, Bookdigital.com has halted development of its www.bookdigital.com, www.bookdigitalschools.com, www.lawxpress.com web sites and discontinued its operations.

On January 10, 2001, the Company acquired International Controllers, Inc. a privately held Delaware corporation ("ICON") in a stock for stock transaction with certain of its officers/directors. Under the terms of the acquisition, all of the outstanding shares of ICON were exchanged for an aggregate 1,464,000 shares of the Dominix common stock, representing approximately 18% of Company's then outstanding common stock. All of these shares were issued to Enrique J. Abreu the former principal of ICON. As a result of the transaction, ICON became a wholly owned subsidiary of the Company. In conjunction with the acquisition of ICON, Dominix entered into a loan repayment agreement as well as a Guarantee and Security Agreement with the major debt-holders of ICON. Also, pursuant to the terms of the transaction, Dominix Chairman and CEO, Ray Vahab, resigned and was replaced by Mr. Abreu. Mr. Vahab also resigned his position as a director of the Company and was replaced by Mr. Abreu.

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

    DEBT DEFAULT AND RESTRUCTURING:

On April 29, 2002, the debt holder for ICON, declared a default of the obligations of the Company for the purchase of ICON and served a Demand for Collateral due to the default in the amount of $2,369,206 of the Company. Pursuant to the Demand, Nativity Realty, Inc., elected to take possession of the 9,408,165 shares of ICON that was held as collateral for full consideration of the amount due under the Loan Guarantee and Security Agreement. Therefore, pursuant to the foreclosure of the secured collateral, effective April 30, 2002, the Company was no longer in control of ICON. The Company has treated this divestiture as a discontinued operation.

In addition, effective April 30, 2002, the Company entered into a Debt Conversion Agreement ("Agreement") with Diversified Capital Holdings, Inc. ("Diversified"). Pursuant to the Agreement, the Company approved the issuance to Diversified of 1,333,333 of the Company's Series A Convertible Preferred Stock, each share of which is convertible, at any time and in the sole discretion of the holder of such Series A Convertible Preferred Stock, into 100 shares of the Company's common stock.

    PLAN OF OPERATION:

As a result of the default on the obligations to purchase ICON, the Company has virtually no operating business. As of September 9, 2002, the Company is a "Shell" company. The Company plans to seek one or more potential businesses that management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition.

The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

It is not presently anticipated that the Company will acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest; however, there is no agreement, policy or understanding to prevent such a transaction. In the event of such a non-arm's length transaction, management would seek an independent approval of the transaction. Item 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

PART II

ITEM 1. LEGAL PROCEEDINGS

On November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr. Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations who were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000, wherein certain shares owned by Mr. Vahab and Ms. Yamani were deposited in a third party escrow account which was to be used as the collateral for the payment plan. As part of the settlement, a mutual general release was entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. The Company has received a formal notice of a Default on the Settlement Agreement for failure to make $60,000 worth of scheduled payments. New management of the Company continues to negotiate on a new settlement agreement with Mr. Vahab and Ms. Yamani.

There is a possible legal action with respect to the former consultant of the Company, Andrew Racz, and Mr. Racz's company, Beral Inc., for misappropriation of shares that the Company recovered from previous consultants who were improperly issued shares for work that was not fully performed. The Company has not reached a determination as to whether or not to proceed.

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

On July 24, 2002 the Company was named a defendant in a lawsuit filed in the Civil Court of the City of New York, County of New York, Index No. 648320-02. The plaintiff, Robert Fierman, has made a claim in the amount of $22,230.52 representing his fee for services alleged performed on behalf of the defendant. The Company made an offer of settlement in the amount of $6,000, which was rejected by the plaintiff. The Company intends on filing an answer and counterclaim against he defendant for malpractice in performing such services. The Company has offered to settle this action in exchange for 2,000 to 4,000 shares of Series A Convertible Preferred Stock, but no binding settlement agreement has been reached. Accordingly, there can be no assurance that the action is settled.

Other than the legal proceedings described above, the Company is not a party to any pending legal or administrative proceeding having he potential for any material affect upon any matter discussed herein, nor are any of the Company's properties the subject of such a proceeding, and no such proceeding is known to be overtly threatened.

ITEM 2. CHANGES IN SECURITIES

SERIES A PREFERRED STOCK

On April 29, 2002, our prior Board of Directors authorized the designation up to 1,333,333 shares of our Series A Preferred Stock, which will be convertible into common stock at a ratio of 1 share of Series A Preferred Stock for to 100 shares of Common Stock. The Series A Preferred Stock will have voting rights and will rank as follows with respect to dividend rights and rights upon liquidation, winding up and dissolution: (a) senior to any other series of Preferred Stock (except as established by the Board of Directors), (b) on parity with any other series of Preferred Stock established by the Board of Directors, and (c) prior to any other of our equity securities, including our common stock. The designation of rights and preferences of the Series A Preferred Stock has not been filed because of the Company's failure to file certain franchise tax reports and make franchise tax payments.

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

Effective April 30, 2002, the company entered into a Debt Conversion Agreement with Diversified Capital Holdings, Inc. ("Diversified"). Pursuant to the Agreement, the Company approved the issuance of 1,333,333 shares of Series A Convertible Preferred Stock to Diversified, as well as a change in the Management and Directors of the Company. Currently, the Company has no operating business. It is the intention of the current management to locate a new business opportunity, either by acquisition of assets, stock or as a result of a merger.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             (1)(2) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            A list of the Condensed Consolidated Financial Statements filed as part of this Report is set forth in Item 1.

(a)  (3)  EXHIBITS.

             99.1 Certification pursuant to 18 U.S.C. Section 1350

  (b)  Reports on Form 8-K

We filed a Form 8-K, setting forth the events of April 29 and 30, 2002, on May 21, 2002, indicating the following changes: Item 1, Change of Control of Company; Item 2, Acquisition or disposition of assets; Item 5, Other Information; Item 6, Resignations of Directors and Executive Officers.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DOMINIX, INC.



Date: November 26, 2002        By: /s/ James W. Zimbler
                                    ----------------------------
                                    James W. Zimbler, President
                                    (Chief Executive and Financial Officer)

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 26, 2002

                                /s/ James W. Zimbler
                                ---------------------------------------
                                James Zimbler, President
                                (Chief Executive and Financial Officer)