Form 10KSB
period 2002-12-31
DOMINIX INC
filed 2003-05-16
CIK 824104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended: December 31, 2002

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
         (State of other jurisdiction       (I.R.S. Employer Identification No.)
         of incorporation or organization)

                               40 Marquette Drive
                            Smithtown, New York 11787
                    -----------------------------------------
                     Address of principal executive offices

       Registrant's telephone number, including area code: (631) 724-1643

                              150 Broad Hollow Road
                            Melville, New York 11747
                    -----------------------------------------
                 Address of previous principal executive offices

        Securities registered pursuant to Section 12(b) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes[ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form -KSB. [X]

State  issuer's  revenues for its most recent  reporting  period  (Fiscal  year)
..........$0.00

Aggregate market value of the voting stock held by non-affiliates of Dominix at December 31, 2002 was approximately $235,542. As at December 31, 2002, the number of shares issued and outstanding was 92,040,105. The closing price of the common stock at that date was $0.004. As at April 7, 2003, the number of shares issued and outstanding was 92,040,105. The closing price of the common stock at that date was $0.001.


                                  DOMINIX, INC.

                               Form 10-KSB - Index
                   For the Fiscal Year Ended December 31, 2002

                                                                                     Page

PART I
Item 1.           Business                                                              3
Item 2.           Properties                                                            5
Item 3.           Legal Proceedings                                                     5
Item 4.           Submission of Matter to a Vote of Security Holders                    6

PART II
Item 5.           Market of Registrant's Securities and Related
                           Stockholder Matters                                          6
Item 6.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          7
Item 7.           Consolidated Financial Statements and
                           Supplementary Data                                           8
Item 8.           Changes in and Disagreements with Accountants                         8
                           on Accounting and Financial Disclosures

PART III
Item 9.           Directors and Executive Officers of Dominix                           9
Item 10.          Executive Compensation                                                9
Item 11.          Security Ownership of Certain Beneficial                              10
                           Owners and Management
Item 12           Certain Relationships and Related Transactions                        10

Part IV
Item 13.          Exhibits, Consolidated Financial                                      11
                           Statements, Schedules and Reports on Form 8-K
Item 14. Controls and Procedures                                                        11

Financials                                                                 follow page  12
Signatures                                                                              15


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

                                     PART


Item 1.           DESCRIPTION OF BUSINESS

Dominix, Inc. ("We", "Us" or the "Company") is a Delaware corporation, which completed its re-incorporation in August 2000. Prior to August 2000, we were a Colorado corporation and our name was Medical Management Systems, Inc. ("MMGS"). In May and June 2000 we conducted an Exchange Offer where we acquired over 99% of the stock of Bookdigital.com, Inc., which operated several web sites that make books, primarily reference books, e-education, legal materials, and educational materials available for free and to paid subscribers. In January 2001, the Company acquired ICON a privately held Delaware corporation ("ICON") in a stock exchange transaction with its principal. ICON is a telecommunication technology and marketing company that builds telecommunication portals focusing on ethnic communities, which the company calls eClubs(TM). In July 2001, ICON expanded its business by entering the out-sourced call center business with a marketing and network management agreement with a leading call center in the Philippines. In April, 2002, the former owners of ICON, then the management of the registrant, and the holder of a large portion of the debt of the Registrant entered into an agreement where the ICON subsidiary was sold and the debt holders became the controlling persons of the Registrant. A description of this transaction is contained in "Prior Business" below. Since then the Company has no operating business and is a development stage company.

Background:

MMGS was a Colorado corporation. It was initially incorporated as Apache Investments. The name was changed in 1991 to Dog World, Inc. and in 1995 this name was changed to MMGS. On April 17, 2000 an agreement was signed whereby BookDigital.com ("BookDigital") directors became directors of MMGS and the MMGS directors resigned. As part of the transaction, BookDigital agreed to pay $200,000 to MMGS to satisfy unpaid wages.

In May and June 2000 MMGS conducted the Exchange Offer for all of the shares of Bookdigital.com. The Exchange Offer provided that each share of Bookdigital.com, Inc. could be exchanged for .31133 of MMGS shares. Over 99% of Bookdigital.com's shares were exchanged for MMGS in the Exchange Offer and the former holders of Bookdigital.com received approximately 93% of MMGS issued and outstanding stock. In August 2000, we completed our reincorporation merger where we became a Delaware corporation named Dominix, Inc. The shares of MMGS were exchanged for the shares of Dominix, Inc. on a one for one basis.

Bookdigital.com Inc., a Delaware corporation formed in March 1999 was a development stage company engaged in certain areas of web commerce. Bookdigital.com was comprised of three sites/divisions, www.bookdigital.com, a general comprehensive online reference site, www.bookdigitalschools.com, a site that serves schools, and www.lawexpress.com, an online legal subscription service for attorneys, consultants and paralegals. The www.bookdigitalschools.com web site was designed to serve primary and secondary schools. In 2001, due to the decline of the Internet industry, Bookdigital.com halted development of its www.bookdigital.com, www.bookdigitalschools.com and www.lawxpress.com web sites and ceased operations.

Prior Business:

On January 10, 2001, the Company acquired ICON a privately held Delaware corporation ("ICON") in an exchange of stock transaction with its principal. ICON is an Internet Telephony company that builds and markets eClubsworldwide(TM). ICON's eClubs(TM) are localized business units that use low cost, Internet-based telephony service as the marketing magnet for building ethnic-specific membership and rapidly growing revenues.

Under the terms of the Acquisition, all of the outstanding shares of ICON were exchanged for an aggregate of 20,247,860 shares of the Dominix common stock. All of these shares were owned by Enrique J. Abreu the former principal of ICON. As a result of the transaction, ICON became a wholly owned subsidiary of the Company. In conjunction with the acquisition of ICON, Dominix entered into a loan repayment agreement as well as a Guarantee and Security agreement with the major debt-holders of ICON. Also, pursuant to the terms of the transaction, Dominix Chairman and CEO, Ray Vahab, resigned and was replaced by Mr. Abreu. Mr. Vahab also resigned his position as a director of the Company and was replaced by Mr. Abreu.

On April 29, 2002, the debt-holders for ICON, INC., foreclosed on the obligations of Dominix for the purchase of ICON, INC., served a Demand for Collateral due to the default in the amount of $2,369,206 of Dominix. Pursuant to the Demand, Nativity Realty, Inc., a party related to the Company's then chief executive officer, elected to take possession of the 9,408,165 shares of ICON, INC., held as collateral for full consideration of the amount due under the Loan Guarantee and Security Agreement. Therefore, effective April 30, 2002, Dominix no longer owned ICON, INC.

Effective April 30,2002, Dominix entered into a Debt Conversion Agreement with Diversified Capital Holdings, LLC ("Diversified"). Pursuant to the Debt Conversion Agreement, the Company approved the issuance of 1,333,333 shares of Series A Convertible Preferred Stock to Diversified, as well as a change in the Management and Directors of the Company. Currently, Dominix has no operating business. For the past several fiscal quarters, Management has attempted to locate a new business opportunity, either by acquisition of assets, stock or as a result of a merger (See, "Subsequent Event" below).

Subsequent Event:

On April 8, 2003, Dominix entered into a Letter of Intent with Dalian Xindie Chitin Co. ("Dalian") a Republic of China company engaged in the business of developing and manufacturing products derived from the natural resource Chitin, for a variety of industries. The terms of the transaction involve the issuance of over a majority of the issued and outstanding shares of common stock of Dominix. Conditions precedent to the completion of the transaction include resolution of certain legal proceedings as set forth in Item 3 below, completion of Dominix's financial and operational due diligence and execution of definitive agreements. While Dominix anticipates that this transaction will close within the next ninety (90) days, there can be no assurance that the transaction will in fact be completed, or if completed, upon the terms set forth in the Letter of Intent.

Dominix currently has no full time employees, and the only part time employee is our sole Director and sole Officer.


Item 2.           DESCRIPTION OF PROPERTY

Effective May 1, 2002 through March 2003, Dominix had relocated its offices to 150 Broad Hollow Road, Suite 103, Melville, New York. Dominix occupied space within the office of Diversified Capital Holdings, Inc., a subsidiary of CDKnet, Inc. Dominix was not a signatory on the lease, and was a month-to-month tenant and did not pay rent on this space.

Subsequent Events:
Effective April 1, 2003, Dominix relocated its office within the office of its sole Director and Officer, Andrew J. Schenker at 40 Marquette Drive, Smithtown, New York, Telephone Number (631) 724-1643. The space is approximately 250 square feet. Dominix is not a signatory of any lease and is a month-to-month tenant. It currently does not pay rent on this space. The space is currently sufficient for its needs.

Prior Lease Obligations:
The Company abandoned office space during 2001 and is in default under three lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of December 31, 2002 approximates the security deposits retained by the landlords in accordance with these lease agreements and consequently the Company does not believe that it has any further liability under these leases.

Item 3.           LEGAL PROCEEDINGS

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations that were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000, wherein certain shares by Mr. Vahab and Ms. Yamani are to deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, mutual general releases were entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. While the Company has received no formal notice of a Default on the Settlement Agreement, it realizes that it is late on its payments. The Company is negotiating an agreement with Mr. Vahab and Ms. Yamani. The new settlement would provide for the issuance to Mr. Vahab and Ms. Yamani the sum of twenty million (20,000,000) shares of common stock, the amount which was stipulated as a cure to a default condition on the original Settlement agreement. It is expected that the new settlement with Mr. Vahab and related parties will be completed prior to the completion of the transaction described above. The new settlement has not been reduced to a written agreement as of this date, although Dominix has authorized the settlement and the issuance of the shares.

In July 2002 Robert Fierman, Esq., an attorney that worked on the Ray Vahab matter, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230.52, plus interest. Dominix failed to answer the Complaint and defaulted. Subsequently, Dominix and Mr. Fierman have reached an agreement in principal to settle the matter. In full settlement of all claims of Mr. Fierman against Dominix, Dominix will issue 3,000 shares of Series A Convertible Preferred Stock, and agree that Mr. Fierman will receive the same treatment as the current Series A Convertible Preferred Stockholders in terms of payments and liquidation rights. It is expected the settlement will be completed prior to the completion of the transaction described above. The settlement has been reduced to writing by the exchange of letters between the parties, and a release will be executed at the time the preferred shares are issued.

Bookdigital.com was involved in an arbitration proceeding with a former employee, alleging improper termination and demanding pay for the contract before the American Arbitration Association. The Arbitrator ruled that the employee was improperly terminated by a former President and awarded that the employee is entitled to the continuation of his salary from June 23, 2000 up to the end of his contract (March 31, 2003) to be paid in accordance with the payroll practices of Bookdigitial.com. Such amount totals $275,000. Bookdigital.com argued that, because of the downturn of the Internet industry in 2000, the division where the employee was working was closed down in September 2000. In the opinion of the Company's counsel, this award is no longer enforceable, because no proceeding to confirm the award was commenced in a court of competent jurisdiction in the time period required and as such there is no longer any claim against Bookdigitial.com.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2002.



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

         QUARTER ENDED                                           BID
                                                       HIGH             LOW

                  2001
                           3/31                         .42            .08
                           6/30                         .27            .03
                           9/30                         .10            .02
                           12/31                        .045           .018

                  2002
                           3/31                         .03            .007
                           6/30                         .0150          .0001
                           9/30                         .0150          .0001
                           12/31                        .0150          .0001

                  2003     3/31                         .0150          .0001

As of April 1, 2002, the Company has approximately 250 holders of record of its common stock. The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company declared a ten (10) for one (1) forward split which was effective as of April 30, 2001.

Recent Sales of Unregistered Securities:

During the 2002 fiscal year, Dominix issued the following shares of common stock:

Louis Liban was issued 250,000 shares on January 1, 2002.
Adam Gitstein was issued 208,322 shares on April 29, 2002.
Homework 911, Inc., was issued 625,000 shares on January 16, 2002. Louis Libin was issued 300,000 shares on April 29, 2002.
Henry Abreu was issued 1,830,000 shares on March 7, 2002.
Homework 911, Inc. was issued 3,150,000 shares on January 16, 2002


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

Results of Operation:
During our year ended December 31, 2002, we had no revenues and an operating loss on a consolidated basis of ($275,671). The loss from discontinuing its ICON subsidiary for the year was ($223,096). This resulted in a total loss for the year of ($498,767)

Liquidity and Capital Resources.
At December 31, 2002 we had total current assets of $10, and total assets of $10. Our total current liabilities were ($918,012) at December 31, 2002. The accounts payable and accrued expenses at December 31, 2002 were ($203,512). Our cash flow used by our operating activities was ($105,415) during 2002.

Operating expenses during 2002, were primarily funded from cash balances, stockholder advisors and additional accounts payable.

Estimates
The primary estimates that our financial statements are based is the determination of whether there is any potential liability for early lease terminations and assumptions on conversion of debt and values assigned to services paid by the issuance of stock.

Currently the previous landlords have made not any demands for payment for rent beyond the period that the company occupied the various premises. Management of the company is of the opinion that the premises are or will be occupied without the landlord being financially hurt.

The assumptions on conversion debt and paid of services in stock relate primarily to questions of valuation due the stock of company being "thinly traded" and the value of the services performed.

Item 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reports are contained starting Page F-1


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On September 18, 2002 the Board of Directors of Dominix, Inc. (the "Registrant") approved the dismissal of Grassi & Co., CPA's, P.C. ("Grassi") as the Registrant's independent public accountants and the selection of Marcum & Kliegman LLP to serve as its independent public accountants for the year ended December 31, 2002. Grassi's report dated May 20, 2002 on the Registrant's annual financial statements for the years ended December 31, 2001 and 2000, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The report on the financial statements contained additional disclosure relating to the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years and through the date of this 8-K, there were no disagreements between Grassi and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements and there were no reportable events as listed in Item 304(a)(1)(B) of Regulation SB.

During the Registrant's two most recent fiscal years end through the date of the engagement of the new accountants, the Registrant did not consult with Marcum & Kleigman, LLP on items which involved (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Registrant's financial statements, or (iii) the subject matter of a disagreement or "reportable event."



                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS

Effective April 8, 2003, the Officers and Directors of Dominix are as follows:

Name                  Age     Position                          Appointed
--------------------------------------------------------------------------
Andrew J. Schenker    43      Sole Director, President and CFO  April 30, 2002

All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.

Andrew J. Schenker - Sole Director, President and Chief Financial Officer.

         Mr. Schenker was appointed President of CDKnet.com, Inc. on January 3, 2002, and became the Sole Director and Chief Executive Officer. He became a director of CDKnet.com in May, 1998. He recently stepped down from his position as the General Manager for Education Marketing - Worldwide at Symbol Technologies, Inc. a manufacturer and world leader in bar-code based data transaction systems based in Holbrook, New York to concentrate on entrepreneurial opportunities. Since November 1986, he has held several financial management positions at Symbol Technologies, Inc., most recently at the position described above. He is also the trustee for several trusts and a public foundation, as well as an executive committee member of the Smithtown School District Industry Advisory Board. Mr. Schenker is also an officer and director of National Management Consulting, Inc., since November 2002.

Effective April 8, 2003, James W. Zimbler resigned as Chairman and
 Chief Executive Officer of Dominix.

Item 10.          EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the executives and officers of the Company as of December 31, 2002.

                                                                OTHER ANNUAL
NAME AND PRINCIPAL POSITION                 YEAR     SALARY ($) COMPENSATION ($)      Shares (#)
-------------------------------  ---------------    -------  ---------------  ----------------------------       ----------

James W. Zimbler                            2002     -0-               -0-               -0-
Andrew J. Schenker                          2002     -0-               -0-               -0-



Item 11.          SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

At December 31, 2002, and at April 7, 2003, there were 92,040,105 shares issued and outstanding. The following table sets forth certain information concerning the beneficial ownership of the Common Stock, (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.


                         Amount and Natureof
Name of Beneficial       Beneficial Ownership             Percent of Class
Owner                    Common           Preferred (3)   Common   Preferred(3)
-----------------       -----------------------------     --------------------
Michael S. Krome (2)       15,631,410      -0-             16.98%       -0-
Enrique J. Abreu           13,176,000      -0-             15.3%        -0-
Homework 911                7,151,230      -0-              8.3         -0-
National Management
         Consulting, Inc.  -0-           1,333,333          -0-          100%

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

(2) Shares held in escrow pending the complete resolution of certain matters as set forth in Item 3, and shares held pursuant to other agreements.

(3) Each Share of Series A Convertible Preferred Stock is convertible into 100 shares of common stock and has immediate voting rights, giving the preferred shareholders effective control over Dominix.


Item 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 26, 2002, the holder of the related party debt sent a demand notice to the Company and subsequently foreclosed on the common stock of the ICON subsidiary to satisfy debt in the principal amount of $2,630,320 and related accrued interest due from ICON. As a result of this event, the ICON subsidiary is no longer owned by the Company.

National Management Consulting, Inc., through its subsidiary, Diversified Capital Holdings, LLC (the owner of 1,333,333 shares of Series A Convertible Preferred Stock) has been advancing the necessary funds to operate Dominix during the year. It is believed that the amounts accrued will be converted to equity, either common or preferred at some point in the future.

On March 28, 2003, Diversified Capital Holdings, LLC sold 50% of its Series A Preferred Stock it obtained in April 2002, to an unrelated third party, as compensation for introducing Dalian to Dominix.


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

         (3) EXHIBITS.

All of the items below are incorporated by reference to Dominix's General Form 10SB and amendments for Registration of Securities as previously filed.

                       EXHIBITS AND SEC REFERENCE NUMBERS

 Number   Title of Document
 ------   ------------------------------
 2(a)     Certificate of Incorporation (1)
 2(b)     Plan of Merger (1)
 2(c)     Agreement and Plan of Merger (1)
 2(d)     By-Laws (1)
 2(e)     Amended and Restated Certificate of Incorporation (2)
 99.1     Certification of Chief Executive Officer and Chief Financial Officer

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

We filed a Form 8-K, on September 17, 2002, indicating under item 4, a change of Auditors, and an amendment on Form 8-K-A on September 23, 2003.


Item 14  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                          Page Nos.
                                                          ---------

INDEPENDENT AUDITORS' REPORT                                  1


CONSOLIDATED BALANCE SHEET                                    2
  At December 31, 2002


CONSOLIDATED STATEMENTS OF OPERATIONS                         3
  For the Years Ended December 31, 2002 and 2001


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY         4 - 6
  For the Years Ended December 31, 2002 and 2001


CONSOLIDATED STATEMENTS OF CASH FLOWS                         7
  For the Years Ended December 31, 2002 and 2001


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  8 - 23

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------


Board of Directors and Stockholders
Dominix, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Dominix, Inc. and Subsidiary (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominix, Inc. and Subsidiary at December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2002 and 2001, the Company has incurred losses of $498,767 and $6,707,646, respectively and as of December 31, 2002, the Company had a stockholders' deficiency of $918,002. In addition, the Company is in default on its convertible notes payable - related parties and its convertible notes payable - others. Further, as a result of a debt default one of the Company's debt holders took possession of the Company's only active business in April 2002. As discussed in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        MARCUM & KLIEGMAN LLP



New York, New York
May 13, 2003

                           DOMINIX, INC.AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                           CONSOLIDATED BALANCE SHEET


                              AT DECEMBER 31, 2002


                                     ASSETS
                                     ------

     Current Assets:
       Cash                                                                        $         10
                                                                                   ------------
               Total Assets                                                        $         10
                                                                                   ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                                                                   ------------

     Current Liabilities:
       Convertible note payable - related party (default)                          $    100,000
       Convertible notes payable - others (default)                                     142,000
       Accounts payable and accrued liabilities                                         203,512
       Due to former CEO                                                                360,000
       Due to stockholder                                                               112,500
                                                                                   ------------
               Total Current Liabilities                                                918,012
                                                                                   ------------
     Commitments and Contingencies

     Stockholders' Deficiency:
       Preferred stock, - $0.001 par value; 3,666,667 shares
         authorized; -0- shares issued and outstanding                                       --
       Preferred stock, Series A Convertible - $0.001 par value; 1,333,333 shares authorized, issued and
         outstanding                                                                      1,333
       Common stock - $0.001 par value; 200,000,000 shares
         authorized; 92,040,105 shares issued and outstanding                            92,040
       Additional paid-in capital                                                    20,633,230
       Accumulated deficit at January 1, 2002                                       (21,145,838)
       Deficit accumulated during the development stage                                (498,767)
                                                                                   ------------
               Total Stockholders' Deficiency                                          (918,002)
                                                                                   ------------
               Total Liabilities and Stockholders' Deficiency                      $         10
                                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For the Years Ended
                                                               December 31,
                                                    --------------------------------
                                                        2002                2001
                                                    ------------        ------------
Revenues - Net                                      $         --        $     11,305
                                                    ------------        ------------
Costs and Expenses:
  Stock-based compensation substantially
    consisting of consulting fees                        127,266           1,973,203
  Consulting fees                                        104,300             102,593
  Other general and administrative expenses               94,500             777,868
  Depreciation                                            12,179              35,154
  Interest expense                                        30,149              57,958
  Miscellaneous income                                        --              (5,892)
  Debt conversion expense                                397,500                  --
  Finance charges - non-cash                                  --             192,466
  Loss on disposal of equipment                           26,777              45,123
  Litigation (reversal) provision                       (300,000)            300,000
  Reversal of accrued occupancy and
    professional expenses                               (217,000)                 --
                                                    ------------        ------------
          Total Costs and Expenses                       275,671           3,478,473
                                                    ------------        ------------
Loss from continuing operations before income
  taxes                                                 (275,671)         (3,467,168)
                                                    ------------        ------------
Income taxes                                                  --                  --
                                                    ------------        ------------
Loss from continuing operations                         (275,671)         (3,467,168)

Loss from discontinued operations                       (223,096)         (3,240,478)
                                                    ------------        ------------
          Net Loss                                  $   (498,767)       $ (6,707,646)
                                                    ============        ============

Basic and Diluted Net Loss Per Share:
  From continuing operations                        $       (.03)       $       (.05)

  From discontinued operations                              (.02)               (.04)
                                                    ------------        ------------
    Net Loss Per Share                              $       (.05)       $       (.09)
                                                    ============        ============

Weighted average number of common shares
  outstanding - basic and diluted                     91,672,514          76,906,575
                                                    ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                DOMINIX, INC AND SUBSIDIARY (A Development Stage
                    Company Effective as of January 1, 2002)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002


                                                                            Common Stock                     Additional
                                                  Date of        ----------------------------------            Paid-in
                                                Transaction         Shares                Amount               Capital
                                                -----------      ------------          ------------          ------------
                                                                      (1)
Year Ended December 31, 2001:
-----------------------------
Balance - December 31, 2000                                        44,057,180          $     44,057          $ 14,204,066

Stock issued for acquisition of 98.427% of
  the outstanding shares of International
  Controller's, Inc.                               01/01           19,197,860                19,198             2,572,513
Stock issued for conversion of debt                01/01            2,810,000                 2,810               376,540
Stock issued for consulting services               01/01            1,800,000                 1,800               421,200
Stock issued for consulting services               02/01              928,290                   928               221,862
Stock issued for consulting services               02/01            4,200,000                 4,200               877,800
Stock issued for consulting services               03/01            4,117,500                 4,118               572,332
Cancellation of stock issued for
  consulting services                              08/01           (3,250,000)               (3,250)             (451,750)
Stock issued for consulting services               08/01            2,000,000                 2,000                62,000
Issuance of restricted stock in exchange
  for unrestricted stock                           09/01              489,469                   489                23,984
Stock issued for acquisition of minority
  interest in subsidiary                           09/01            1,050,000                 1,050                40,950
Value assigned to beneficial conversion
  feature of debt                                                          --                    --                88,466
Stock issued for consulting services               11/01            1,957,880                 1,958                95,871
Stock issued for consulting services               12/01            2,083,807                 2,084                68,077
Stock issued for consulting services               12/01            2,006,757                 2,007                65,561
Stock issued to directors                          11/01            2,000,000                 2,000                38,000
Cancellation of stock issued to former CEO         11/01             (476,756)                 (477)               (9,524)
Receivable from stockholder                        11/01                   --                    --                    --
Value assigned to beneficial conversion
  feature of debt                                  11/01                   --                    --                33,000
Value assigned to warrants issued in
  connection with financing                        11/01                   --                    --                71,000
Stock issued for consulting services               11/01            1,000,000                 1,000                36,500
Net loss                                                                   --                    --                    --
                                                                 ------------          ------------          ------------
Balance - December 31, 2001                                        85,971,987          $     85,972          $ 19,408,448
                                                                 ============          ============          ============

(1) Share amounts have been restated to reflect the 10-for-1 stock split on April 30, 2001.


The accompanying notes are an integral part of these consolidated financial statements.

                        DOMINIX, INC. AND SUBSIDIARIES
        (A Development Stage Company Effective as of January 1, 2002)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                     Receivable                                     Total
                                                       from                Accumulated          Stockholders'
                                                    Stockholder             Deficit              Deficiency
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

                         DOMINIX, INC. AND SUBSIDIARIES
          (A Development Stage Company Effective as of January 1, 2002)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                                            Common Stock                      Preferred
                                                Date of          ----------------------------------             Stock
                                               Transaction          Shares               Amount                 Amount
                                                ---------        ------------          ------------          ------------
Balance - December 31, 2001                                        85,971,987          $     85,972          $         --

Stock issued for consulting services            01/01/02              250,000                   250                    --
Stock issued for consulting services            01/16/02            3,775,000                 3,775                    --
Stock issued for consulting services            03/07/02            1,830,000                 1,830                    --
Stock issued for consulting services            04/29/02              508,322                   508                    --
Convertible Preferred stock issued in
  exchange for conversion of debentures         04/26/02                   --                    --                 1,333
Gain on divestiture of ICON                                                --                    --                    --
Forgiveness of related party
  compensation accrual                                                     --                    --                    --
Cancellation of shares                                               (295,204)                 (295)                   --
Net loss                                                                   --                    --                    --
                                                                 ------------          ------------          ------------
Balance -December 31, 2002                                             92,040          $     92,040          $      1,333
                                                                 ============          ============          ============


                                                                 Additional                              Total
                                                                  Paid-in         Accumulated        Stockholders'
                                                                  Capital           Deficit           Deficiency
                                                                -----------       ------------       ------------
Balance - December 31, 2001                                     $19,408,448       $(21,145,838)      $ (1,651,418)

Stock issued for consulting services                                  4,750             -                   5,000
Stock issued for consulting services                                 71,725             -                  75,500
Stock issued for consulting services                                 34,770             -                  36,600
Stock issued for consulting services                                  9,658             -                  10,166
Convertible Preferred stock issued in
  exchange for conversion of debentures                             498,667             -                 500,000
Gain on divesture of ICON                                           429,917             -                 429,917
Forgiveness of related party
  compensation accrual                                              175,000             -                 175,000
Cancellation of shares                                                  295             -                  -
Net loss                                                             -                (498,767)          (498,767)
                                                                -----------       ------------       ------------
Balance - December 31, 2002                                     $20,633,230       $(21,644,605)      $   (918,002)
                                                                ===========       ============       ============

Accumulated deficit as of January 1, 2002                                         $(21,145,838)
Accumulated deficit during development stage                                          (498,767)
                                                                                  ------------
Total Accumulated Deficit as of December 31, 2002                                 $(21,644,605)
                                                                                  ============


The accompanying notes are an integral part of these consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           For the Years Ended
                                                                                December 31,
                                                                     --------------------------------
                                                                         2002                 2001
                                                                     -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $  (498,767)         $(6,707,646)
  Adjustments to reconcile net loss to net cash used in
    operating activities from continuing operations:
      Loss from discontinued operations                                  223,096            3,240,478
      Debt conversion expense                                            397,500                   --
      Stock-based compensation substantially consisting of
        consulting fees                                                  127,266            1,973,203
      Value assigned to warrants and beneficial conversion
        feature                                                               --              192,466
      Depreciation                                                        12,179               35,153
      Bad debt expense                                                     6,300                   --
      Litigation (reversal) provision                                   (300,000)             300,000
      Loss on disposal of equipment                                       26,777               45,123
  Changes in operating assets and liabilities:
    Accounts receivable                                                       --               (6,300)
    Security deposits                                                         --              125,736
    Other current assets                                                      --               15,341
    Due to stockholder                                                   112,500                   --
    Accounts payable and accrued liabilities                            (212,266)             671,236
                                                                     -----------          -----------
          Net Cash Used in Operating Activities                         (105,415)            (115,210)
                                                                     -----------          -----------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
  Acquisition of ICON                                                         --               10,132
                                                                     -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of convertible notes from stockholders                             --                8,000
  Repayment of notes payable                                                  --              (11,522)
  Proceeds of convertible notes-other                                         --              252,000
  Repayment of convertible notes-other                                        --              (10,000)
                                                                     -----------          -----------
          Net Cash Provided by Financing Activities                           --              238,478
                                                                     -----------          -----------
(Decrease) Increase in Cash                                             (105,415)             133,400

Net Cash Provided by (Used in) Discontinued Operations                    20,604              (51,400)

Cash - Beginning of Year                                                  84,821                2,821
                                                                     -----------          -----------
Cash - End of Year                                                   $        10          $    84,821
                                                                     ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                                         $        --          $   123,601
                                                                     ===========          ===========
  Common stock issued in exchange of notes from stockholders         $        --          $   379,350
                                                                     ===========          ===========
  Notes payable and related interest satisfied on
    issuance of preferred stock                                      $   102,500          $        --
                                                                     ===========          ===========
  Notes payable - related parties reclassified to
      accrued liabilities                                            $        --          $   241,249
                                                                     ===========          ===========
  Forgiveness of related party compensation accrual                  $   175,000          $        --
                                                                     ===========          ===========



The accompanying notes are an integral part of these consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 -  BUSINESS AND CONTINUED OPERATIONS

Dominix, Inc. ("the Company") was incorporated under the laws of the state of Colorado on July 30, 1987 as Apache Investments, Inc. In April 1995, substantially all of the Company's assets and business operations were sold, and the Company subsequently changed its name to Medical Management Systems, Inc. ("MMSI"). In June 2000, MMSI completed a stock exchange with Bookdigital.com, Inc. ("BookDigital"), where the Company acquired over 99.7% of the stock of BookDigital. Prior to this exchange, MMSI had no operating activity.

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

During 2000, the Company's business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of web commerce. In 2001, due to the decline of the Internet industry, Book.Digital.com halted development of its www.bookdigitalschool.com and www.lawxpress.com web sites am d ceased operations. Through the years ended December 31, 2002 and 2001, BookDigital has generated no revenues.

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of the Company's common stock. ICON is a provider of telecommunications services under various ethnics' marketing clubs (see Note 3). Commensurate with this acquisition, the Company emerged from the development stage.

In April 2002, the stock of the ICON subsidiary, including all of its operating assets and liabilities, was foreclosed by a related party note holder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, the Company has no active business following such event and, accordingly, as of January 1, 2002, the Company has re-entered the development stage. The Company's statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002 also represents the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises". Since this was a distinct business, the transaction has been treated as a discontinued operation (see Notes 3 and 4). The accompanying consolidated financial statements for the year ended December 31, 2001 have been restated, where applicable, to reflect ICON as a discontinued operation.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 - BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the years ended December 31, 2002 and 2001 the Company had incurred losses of $498,767 and $6,707,646, respectively. As of December 31, 2002, the Company had a stockholders' deficiency of $918,002. The Company is in default on its convertible notes payable, in addition to not having any active business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during 2002 from advances from stockholders. The Company is actively seeking to merge with a private company and is presently in negotiations with a potential candidate (See Note 11). The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of a merger transaction. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating a merger candidate and or completing the contemplated merger transaction.

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

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which ranged from three to seven years.

Depreciation expense from continuing operations was $12,179 and $35,154 for the years ended December 31, 2002 and 2001, respectively.

Loss on abandonment of fixed assets from continuing operations was $26,777 for the year ended December 31, 2002.

Goodwill and Other Intangible Assets
------------------------------------

- Discontinued Operations:

Through April of 2002, goodwill consisted of goodwill recorded in connection with the acquisition of ICON on January 10, 2001. Goodwill was amortized using the straight-line method over 5 years. Amortization of goodwill for the year ended December 31, 2001 was $1,065,971. As a result of the disposition of the ICON subsidiary in April 2002, goodwill was eliminated.

Other intangible assets consisted of the cost of trademarks and acquired subscriber lists of the ICON subsidiary. The trademarks and subscriber lists were amortized using the straight-line method over 3 years. Amortization expense for the year ended December 31, 2001 was $31,397 included to loss from discontinued operations for the period.

Impairment of Long-Lived Assets
-------------------------------
The Company periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations and the disposition of ICON in April 2002, as described in Note 3, the carrying value of goodwill was written down by $1,627,000 at December 31, 2001, which was included in loss from discontinued operations.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

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

Stock-Based Compensation
------------------------

The Company follows Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation." SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair values based methods of accounting, as defined in this statement and the intrinsic value based method of accounting, as prescribed by Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees." The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Financing Costs
---------------

Financing costs relate to the beneficial conversion feature of convertible debt and the value of stock warrants issued in connection with such financings are amortized during the year ended December 31, 2002.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

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

Fair Value of Financial Instruments
-----------------------------------

The consolidated financial statements include various estimated fair value information at December 31, 2002 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Accounts Payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

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

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this statement on January 1, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. The Company will continue to account for stock-based compensation according to APB 25. The adoption of SFAS 148 did not have an impact on net income or proforma net income applying the fair value method as the Company did not have stock-based compensation for the years ended December 31, 2002 and 2001.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition. The Company does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial position or results of operations.

NOTE  3 - BUSINESS COMBINATION/DISPOSITION

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

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 - BUSINESS COMBINATION/DISPOSITION (Continued)

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

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $5,329,858 and was amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of ICON from the date of the acquisition (January 10, 2001).

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

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  3 - BUSINESS COMBINATION/DISPOSITION (Continued)

The following information summarizes the net assets, liabilities and operating results of ICON included in the financial statements as of the time of divestiture and the operating results from the beginning of the fiscal year through the date of divestiture:

                                                                 April 26, 2002
                                                                 --------------
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
                                                                   =========

Due to the relationship between the parties, the gain as a result of this transaction amounting to $429,917 has been reflected as a credit to additional paid-in capital.

                                              January 1, 2002 -    January 10, 2001 -
                                               April 26, 2002      December 31, 2001
                                              -----------------    -------------------
Operating Results:
-----------------
Revenues - Net                                    $ 532,082            $ 2,948,218
                                                  ---------            -----------
Cost and Expenses:
  Cost of revenues                                  332,812              1,536,441
  Depreciation and amortization expense               7,563              1,298,928
  Goodwill impairment                                  -                 1,627,000
  General and administrative expenses               362,334              1,516,753
  Interest expense                                   52,469                209,574
                                                  ---------            -----------
      Total Costs and Expenses                      755,178              6,188,696
                                                  ---------            -----------
      Net Loss from Discontinued
        Operations                                $(223,096)           $(3,240,478)
                                                  =========            ===========

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 - CONVERTIBLE NOTE PAYABLE - RELATED PARTIES

Convertible Note Payable - Related Party
----------------------------------------

Originally, the notes payable to related parties were convertible promissory notes obtained primarily for working capital purposes. The notes had an original maturity date of 60 days and bore interest at 8% per annum. The notes, which principal totaled $333,249 as of December 31, 2000, contained a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. During the year ended December 31, 2001, an additional $8,000 promissory note was executed under terms similar to the 2000 notes. As a result of the settlement agreement discussed in Note 9, the principal amount of the three promissory notes was reclassified to due to former CEO, totaling $360,000, as of December 31, 2002.

At December 31, 2002, the Company was in default on the remaining note, with a principal due of $100,000 and accrued interest of $18,804 at December 31, 2002 reported in accrued liabilities.

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

During 2001, the Company issued 2,810,000 shares of its common stock to the related parties and reduced the principal balance by $379,350. Additionally, during this period this related party made additional loans to the Company totaling $194,000.

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

On April 26, 2002, the holder of the debt sent a demand notice to the Company and foreclosed on the stock of the ICON subsidiary and satisfied the above-mentioned debt and accrued interest.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE - OTHERS

Convertible Notes Payable - Others
----------------------------------

Convertible notes payable to others in the amount of $142,000 have an original maturity from 60 to 720 days and bear interest at 12% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 to $.40 per share. The Company has assigned a value of $88,466 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the year ended December 31, 2001. All of the debt is in arrears as of December 31, 2002.

Convertible Debentures
----------------------

On November 30, 2001, the Company sold, in a private placement, a principal amount of $100,000, and 6% Convertible Debentures, due November 29, 2003. As additional consideration, the Company issued separate warrants to purchase 2,000,000 of the Company's common stock at $.0375 per share. The warrants are exercisable over a five-year period ending November 29, 2006. The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at a beneficial conversion rate equal to the lower of 75% of the mean of lowest closing bid price of the common stock for the five-day period prior to the conversion date, or $.0345. The Company assigned a value of $33,000 to the beneficial conversion feature and $71,000 to the warrants to purchase 2,000,000 shares was accounted for as an addition to paid-in capital and a charge to financing costs during the year ended December 31, 2001.

Pursuant to a registration rights agreement, the holders of the debentures were granted mandatory registration rights, which require the Company to register by March 31, 2002 common shares in connection with the debentures conversion rights.

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

On April 26, 2002, the debentures principal amount of $100,000, all related accrued interest and warrants to purchase 2,000,000 shares of common stock were converted into 1,333,333 shares of Series A Convertible Preferred Stock. The preferred shares are convertible into 133,333,000 of the Company's common shares. The preferred shares were assigned a value of $500,000 resulting in a debt conversion expense of $397,500.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2002 consist of the following:

   Interest                                $   52,571
   Professional fees                           99,376
   Litigation accrual                          51,565
                                           ----------
                                           $  203,512
                                           ==========

NOTE  7 - INCOME TAXES

The Company was not required to provide for a provision for income taxes for the years ended December 31, 2002 and 2001, as a result of net operating losses incurred during those years.

As of December 31, 2002, the Company had available approximately $4,892,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards expire in the years 2019 - 2022.

At December 31, 2002, the Company has a deferred tax asset of approximately $5,719,000, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes, principally related to the granting of restricted stock, options and warrants. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate (0%) is due to non-deductible expenses and the increase in the valuation allowance of $170,000 (2002) and $1,149,000 (2001). The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

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

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' DEFICIENCY (Continued)

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

Stock Issuances - 2002
----------------------

- Stock Issued for Services:

During the period January 1 through December 31,2002 the Company issued 6,363,322 shares of common stock valued at $127,266 to consultants for services rendered.

Convertible Preferred Stock
---------------------------

On April 26, 2002, the Company amended its Articles of Incorporation to designate 1,333,333 of its 5,000,000 authorized preferred stock as a Series A Convertible Preferred Stock, par value $.001 per share, with a liquidation preference of $1.00 per share. The holder of the designated series A shares have voting rights. The preferred shares are convertible into common shares at a ratio of 1 to 100.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' DEFICIENCY (Continued)

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

            Convertible debentures and notes
              (assumed conversion at $.01)                  24,200,000
            Options to purchase common stock
              (granted in April 2000 at an
               exercise price of $.05 per share
               and expiring in April of 2003)                2,000,000
            Obligations under settlement agreement          20,000,000
            Convertible Preferred Stock                    133,333,000
                                                           -----------
                 Total as of December 31, 2002             179,533,000
                                                           ===========

NOTE  9 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
-----------------

The Company abandoned office space during 2001 and is in default under three lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of December 31, 2002 approximates the security deposits retained by the landlords in accordance with these lease agreements.

                         DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation
----------

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr Vahab, Ms. Yamani and affiliates transferring some of their shares of the Company to various individuals and organizations who were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000 due Mr. Vahab, wherein certain shares by Mr. Vahab and Ms. Yamani are to deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, mutual general releases were entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. While the Company has received no formal notice of a Default on the Settlement Agreement, it realizes that it is late on its payments. The Company Is negotiating an agreement with Mr. Vahab and Ms. Yamani. The new settlement agreement would provide for the issuance to Mr. Vahab and Ms. Yamani the sum of twenty million (20,000,000) shares of common stock, the amount which was stipulated as a cure to a default condition on the original Settlement agreement. These shares have not been issued as of December 31, 2002.

In July 2002 Robert Fierman, Esq., an attorney that worked on the Ray Vahab matter, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230.52, plus interest. The Comopany failed to answer the Complaint and defaulted. Subsequently, the Company and Mr. Fierman have reached an understanding to settle the matter. In full settlement of all claims of Mr. Fierman against the Company, the Company will issue 3,000 shares of Series A Convertible Preferred Stock, and agree that Mr. Fierman will receive the same treatment as the current Series A Convertible Preferred Stockholders in terms of payments and liquidation rights. It is expected the settlement will be completed prior to the completion of the transaction described above. The settlement has been reduced to writing by the exchange of letters between the parties, and a release will be executed at the time the preferred shares are issued. These shares have not been issued as of December 31, 2002.

                         DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)
----------

Bookdigital.com was involved in an arbitration proceeding with a former employee, alleging improper termination and demanding pay for the contract before the American Arbitration Association. The Arbitrator ruled that the employee was improperly terminated by a former President and awarded that the employee is entitled to the continuation of his salary from June 23, 2000 up to the end of his contract (March 31, 2003) to be paid in accordance with the payroll practices of Bookdigitial.com. Such amount totals $275,000. Bookdigital.com argued that, because of the downturn of the Internet industry in 2000, the division where the employee was working was closed down in September 2000. In the opinion of the Company's counsel, this award is no longer enforceable, because no proceeding to confirm the award was commenced in a court of competent jurisdiction in the time period required and as such there is no longer any claim against Bookdigitial.com. The litigation provision recorded on 2001 including accrued interest totaling $300,000 was reversed in 2002.

Management Consulting Agreement
-------------------------------

In March of 2002, the Company entered into a one-year management consulting agreement with a stockholder to provide financial consulting services to the Company. Compensation payable to the stockholder under this agreement includes 3,735,000 shares of the Company's common stock valued at $75,500 and $10,000 per month amounting to $100,000, which is included in due to stockholder at December 31, 2002.

NOTE 10 - SUBSEQUENT EVENT

On April 8, 2003, the Company entered into a Letter of Intent with Dalian Xindie Chitin Co. ("Dalian"), a Republic of China company engaged in the business of developing and manufacturing products derived from the natural resource Chitin, for a variety of industries. The terms of the transaction involve the issuance of 87% of the issued and outstanding shares of common stock of the Company after giving effect to the transaction in exchange for all the capital stock of Dalian. Conditions precedent to the completion of the transaction include resolution of certain legal proceedings, completion of due diligence and execution of definitive agreements. While the Company anticipates that this transaction will close within the next ninety (90) days, there can be no assurance that the transaction will, in fact, be completed, or if completed, upon the terms set forth in the Letter of Intent.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dominix has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2003                 By:     /s/ Andrew J. Schenker
                                            ----------------------------
                                            Andrew J. Schenker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Dominix in the capacities and on the dates indicated.


DATE                       SIGNATURE / TITLE


Date:  May 15, 2003        By: /s/ Andrew J. Schenker
                                    ----------------------------
                           Andrew J. Schenker, Sole Director/
                           President/Chief Financial Officer

                                  Dominix, Inc
                               40 Marquette Drive
                            Smithtown, New York 11787

CERTIFICATIONS

I, Andrew J. Schenker, certify that:
1. I have reviewed this annual report on Form 10-KSB of Dominix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Dominix as of, and for, the periods presented in this annual report;

4.Dominix's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dominix and we have:
            a) designed such disclosure controls and procedures to ensure that material information relating to Dominix, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            b) evaluated the effectiveness of Dominix's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Dominix's other certifying officers and I have disclosed, based on our most recent evaluation, to Dominix's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
            a) all significant deficiencies in the design or operation of internal controls which could adversely affect Dominix's ability to record, process, summarize and report financial data and have identified for Dominix's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in Dominix's internal controls; and

6. Dominix's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003
                                          /s/ Andrew J. Schenker
                                          -------------------------------
                                          Andrew J. Schenker
                                          President and Chief Financial Officer