Form 10QSB
period 2003-03-31
DOMINIX INC
filed 2003-05-23
CIK 824104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the Quarter Ended March 31, 2003


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

                  40 Marquette Drive, Smithtown, New York 11787
                    -----------------------------------------
                     Address of principal executive offices

       Registrant's telephone number, including area code: (631) 724-1643

        Securities registered pursuant to Section 12(b) of the Act: NONE



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 15, 2003: 92,040,105 shares of common stock Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  DOMINIX, INC.

                               Form 10-QSB- Index

                      For the Quarter Ended March 31, 2003



PART I                                                                               Page

Item 1.           Consolidated Financial Statements (un-audited)                      F-1
Item 2.           Management Discussion and Analysis                                    1
Item 3.           Controls and Procedures                                               1

PART II

Item 1.           Legal Proceedings                                                     2
Item 2.           Change in Securities                                                  3
Item 3.           Defaults Upon Senior Securities                                       3
Item 4.           Submission of Matters to a Vote of Security Holders Disclosures       3
Item 5.           Other Information                                                     3
Item 6.           Exhibits and Reports on Form 8-K                                      3

Signatures                                                                              4
Certifications                                                                          5




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

                        DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                         MARCH 31, 2003 AND 2002

                          DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                              INDEX TO FORM 10-QSB
                                   (UNAUDITED)


                                                                                                       Page Nos.
 PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

   CONDENSED CONSOLIDATED BALANCE SHEET
     At March 31, 2003                                                                                      1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                                          2
     For the Years Ended March 31, 2003 and 2002

   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  DEFICIENCY                                           3
     For the Period January 1, 2002 through March 31, 2003

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                                                          4
     For the Years Ended March 31, 2003 and 2002

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                   5 - 15


 PART II - OTHER INFORMATION


                           DOMINIX, INC.AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                AT MARCH 31, 2003




                                     ASSETS
                                     ------



          Total Assets                                                                              $    -
                                                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current Liabilities:
  Convertible note payable - related party (default)                                                $   100,000
  Convertible notes payable - others (default)                                                          142,000
  Accounts payable and accrued liabilities                                                              231,271
  Due to former CEO                                                                                     360,000
  Due to stockholder                                                                                    112,500
                                                                                                    -----------
          Total Current Liabilities                                                                     945,771
                                                                                                    -----------
Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock, - $0.001 par value; 3,666,667 shares
    authorized; -0- shares issued and outstanding                                                        -
  Preferred  stock,  Series A Convertible - $0.001 par value;  1,333,333  shares authorized, issued and
    outstanding                                                                                           1,333
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 92,040,105 shares issued and outstanding                                                 92,040
  Additional paid-in capital                                                                         20,633,230
  Accumulated deficit at January 1, 2002                                                            (21,145,838)
  Deficit accumulated during the development stage                                                     (526,536)
                                                                                                    -----------
          Total Stockholders' Deficiency                                                               (945,771)
                                                                                                    -----------
          Total Liabilities and Stockholders' Deficiency                                            $    -
                                                                                                    ===========


       See notes to unaudited condensed consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            Cumulative
                                                                                            During the
                                                                                           Development
                                                           For the Three Months Ended         Stage
                                                                   March 31,               (January 1,
                                                           --------------------------     2002 to March
                                                              2003           2002           31, 2003)
                                                           ----------     -----------    --------------
Revenues - Net                                             $        -     $         -    $            -
                                                           ----------     -----------    --------------
Costs and Expenses:
  Stock-based compensation
    substantially consisting of
    consulting fees                                                 -         117,100           127,266
  Consulting fees                                              20,000               -           124,300
  Other general and administrative
    expenses                                                    -              92,255            94,500
  Depreciation                                                  -               3,732            12,179
  Interest expense                                              7,769           7,847            37,918
  Debt conversion expense                                       -                   -           397,500
  Finance charges - non-cash                                    -                 500                 -
  Loss on disposal of equipment                                 -                   -            26,777
  Litigation (reversal) provision                               -                   -          (300,000)
  Reversal of accrued occupancy
    and professional expenses                                   -                   -          (217,000)
                                                           ----------     -----------    --------------
      Total Costs and Expenses                                 27,769         221,434           303,440
                                                           ----------     -----------    --------------
Loss from continuing operations
  before income taxes                                         (27,769)       (221,436)         (303,440)

Income taxes                                                    -                   -                 -
                                                           ----------     -----------    --------------
Loss from continuing operations                               (27,769)       (221,436)         (303,440)

Loss from discontinued operations                               -            (223,096)         (223,096)
                                                           ----------     -----------    --------------
      Net Loss                                             $  (27,769)    $  (444,530)   $     (526,536)
                                                           ==========     ===========    ==============

Basic and Diluted Net Loss Per
  Share:                                                        $(.00)         $(.01)
    From continuing operations
                                                                 (.00)          (.00)
    From discontinued operations                                -----          -----
                                                                $(.00) $(.01)
      Net Loss Per Share                                        =====          =====

Weighted average number of common
  shares outstanding - basic and
  diluted                                                  92,040,105     89,811,098
                                                           ==========     ==========

          See notes to unaudited condensed consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARIES
          (A Development Stage Company Effective as of January 1, 2002)

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

              FOR THE PERIOD JANUARY 1, 2002 THROUGH MARCH 31, 2003



                                                                              Common Stock               Preferred
                                                          Date of       ------------------------           Stock
                                                        Transaction       Shares        Amount           ---------
                                                        -----------     ----------    ----------           Amount
                                                                                                         ----------

Balance - December 31, 2001                                             85,971,987      $   85,972       $    -
Stock issued for consulting services                     01/01/02          250,000             250            -
Stock issued for consulting services                     01/16/02        3,775,000           3,775            -
Stock issued for consulting services                     03/07/02        1,830,000           1,830            -
Stock issued for consulting services                     04/29/02          508,322             508            -
Convertible Preferred stock issued in
  exchange for conversion of debentures                  04/26/02           -               -                 1,333
Gain on divestiture of ICON                                                 -               -                 -
Forgiveness of related party
  compensation accrual                                                      -               -                 -
Cancellation of shares                                                    (295,204)           (295)           -
Net loss                                                                    -               -                 -
                                                                        ----------      ----------       ----------
Balance - December 31, 2002                                                                 92,040            1,333
                                                                            -                -                -
Net loss                                                                ----------      -----------      ----------
                                                                        92,040,105      $   92,040       $    1,333
Balance - March 31, 2003                                                ==========      ==========       ==========



                                                                 Additional                             Total
                                                                  Paid-in         Accumulated        Stockholders'
                                                                  Capital           Deficit           Deficiency
                                                                -----------       ------------       ------------


Balance - December 31, 2001                                     $19,408,448       $(21,145,838)      $ (1,651,418)

Stock issued for consulting services                                  4,750             -                   5,000
Stock issued for consulting services                                 71,725             -                  75,500
Stock issued for consulting services                                 34,770             -                  36,600
Stock issued for consulting services                                  9,658             -                  10,166
Convertible Preferred stock issued in
  exchange for conversion of debentures                             498,667             -                 500,000
Gain on divesture of ICON                                           429,917             -                 429,917
Forgiveness of related party
  compensation accrual                                              175,000             -                 175,000
Cancellation of shares                                                  295             -                  -
Net loss                                                             -                (498,767)          (498,767)
                                                                -----------       ------------       ------------
Balance - December 31, 2002                                      20,633,230        (21,644,605)          (918,002)

Net loss                                                            -                  (27,769)           (27,769)
                                                                -----------       ------------       ------------
Balance -March 31, 2003                                         $20,633,230       $ 21,672,374       $   (945,771)
                                                                ===========       ============       ============


Accumulated deficit as of January 1, 2002                                         $(21,145,838)
Accumulated deficit during development stage                                          (526,536)
                                                                                  ------------
Total Accumulated Deficit as of March 31, 2003                                    $(21,672,374)
                                                                                  ============


       See notes to unaudited condensed consolidated financial statements.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Cumulative
                                                                                                 During the
                                                                                                 Development
                                                           For the Three Months Ended               Stage
                                                                   March 31,                     (January 1,
                                                           --------------------------           2002 to March
                                                              2003           2002                  31, 2003)
                                                           ----------     -----------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $  (27,769)   $  (444,530)            $ (526,536)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities from continuing
    operations:
      Loss from discontinued
        operations                                              -            223,096                223,096
      Debt conversion expense                                   -             -                     397,500
      Stock-based compensation
        substantially consisting of
        consulting fees                                         -            117,100                127,266
      Depreciation                                              -              3,732                 12,179
      Bad debt expense                                          -             -                       6,300
      Litigation (reversal)
        provision                                               -             -                    (300,000)
      Loss on disposal of equipment                             -             -                      26,777
  Changes in operating assets and liabilities:
      Due to stockholder                                        -             -                     112,500
      Accounts payable and accrued
        liabilities                                            27,759         82,343               (184,507)
                                                           ----------    -----------             ----------
      Net Cash Used in Operating
        Activities                                                (10)       (18,259)              (105,425

Cash - Beginning of Year                                        -            (54,431)                20,604

Cash - End of Year                                                 10         84,821                 84,821
                                                           ----------    -----------             ----------
                                                           $    -        $    12,131             $    -
                                                           ==========    ===========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                $    -         $    -                  $    -
                                                          ==========     ===========             ==========







       See notes to unaudited condensed consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in Dominix, Inc. and Subsidiary (the "Company") annual report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and March 31, 2002 and for the period January 1, 2002 through March 31, 2003 have been included.

The results of operations for the three-month periods ended March 28, 2003, are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

NOTE 2 - BUSINESS AND CONTINUED OPERATIONS

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

During 2000, the Company's business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of web commerce. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through the three months ended March 31, 2003 and 2002, BookDigital has generated no revenues.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 2 - BUSINESS AND CONTINUED OPERATIONS (CONTINUED)

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of the Company's common stock. ICON is a provider of telecommunications services under various ethnics' marketing clubs. Commensurate with this acquisition, the Company emerged from the development stage.

In April 2002, the stock of the ICON subsidiary, including all of its operating assets and liabilities, was foreclosed by a related party note holder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, the Company has no active business following such event and, accordingly, as of January 1, 2002, the Company has re-entered the development stage. The Company's statements of operations, stockholders' deficiency and cash flows for the three months ended March 31, 2003 also represents the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises". Since this was a distinct business, the transaction has been treated as a discontinued operation (see Notes 4 and 5). The accompanying consolidated financial statements for the three months ended March 31, 2002 have been restated, where applicable, to reflect ICON as a discontinued operation.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the three months ended March 31, 2003 and 2002, the Company had incurred losses of $27,769 and $444,530, respectively. As of March 31, 2003, the Company had a stockholders' deficiency of $945,771. The Company is in default on its convertible notes payable, in addition to not having any active business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during the three months ended March 31, 2003 from stockholders. The Company is actively seeking to merge with a private company and is presently in negotiations with a potential candidate (see Note
11). The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of a merger transaction. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating a merger candidate and or completing the contemplated merger transaction.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition
-------------------

- Discontinued Operations:

The Company derived its revenue from its telecommunications services conducted through its ICON subsidiary. Revenue is recognized monthly based on actual usage of telecommunications services.

Loss Per Share
--------------

Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

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

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The consolidated financial statements include various estimated fair value information at March 31, 2003 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Reclassifications
-----------------

Certain prior three months balances have been reclassified to conform to the current three months presentation.

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

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after March 31, 2003, with early application encouraged. The Company adopted this statement on January 1, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after March 31, 2003 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. The Company will continue to account for stock-based compensation according to APB 25. The adoption of SFAS 148 did not have an impact on net income or proforma net income applying the fair value method as the Company did not have stock-based compensation for the three months ended March 31, 2003 and 2002.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - DISCONTINUED OPERATIONS

On April 26, 2002, the holder of the ICON related party debt sent a demand notice to the Company and subsequently foreclosed on the common stock of the ICON subsidiary to satisfy debt in the principal amount of $2,630,319 and related accrued interest due from ICON. As a result of this event, the ICON subsidiary is no longer owned by the Company with the divestiture treated as a discontinued operation.

The following information summarizes the discontinued operations for the three months ended March 31, 2002:

                                                       January 1, 2002 -
                                                         March 31, 2002
                                                       -----------------
  Operating Results:
  -----------------

  Revenues - Net                                           $ 532,082
                                                           ---------
  Cost and Expenses:
    Cost of revenues                                         332,812
    Depreciation and amortization expense                      7,563
    General and administrative expenses                      362,334
    Interest expense                                          52,469
                                                           ---------
        Total Costs and Expenses                             755,178
                                                           ---------
        Net Loss from Discontinued
          Operations                                       $(223,096)
                                                           =========

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 5 - CONVERTIBLE NOTE PAYABLE - RELATED PARTIES

Convertible Note Payable - Related Party
----------------------------------------

Originally, the notes payable to related parties were convertible promissory notes obtained primarily for working capital purposes. The notes had an original maturity date of 60 days and bore interest at 8% per annum. The notes, which principal totaled $333,249 as of December 31, 2000, contained a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. During the three months ended March 31, 2002, an additional $8,000 promissory note was executed under terms similar to the 2000 notes. As a result of the settlement agreement discussed in Note 9, the principal amount of the three promissory notes was reclassified to due to former CEO, totaling $360,000.

At March 31, 2003, the Company was in default on the remaining note, with a principal due of $100,000 and accrued interest of $21,181 at March 31, 2003 reported in accrued liabilities.

NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE - OTHERS

Convertible Notes Payable - Others
----------------------------------

Convertible notes payable to others in the amount of $142,000 have an original maturity from 60 to 720 days and bear interest at 12% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 to $.40 per share. The Company has assigned a value of $88,466 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the three months ended March 31, 2002. All of the debt is in arrears as of March 31, 2003.

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE - OTHERS (Continued)

Convertible Debentures
----------------------

On November 30, 2001, the Company sold, in a private placement, a principal amount of $100,000, and 6% Convertible Debentures, due November 29, 2003. As additional consideration, the Company issued separate warrants to purchase 2,000,000 of the Company's common stock at $.0375 per share. The warrants are exercisable over a five-three months period ending November 29, 2006. The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at a beneficial conversion rate equal to the lower of 75% of the mean of lowest closing bid price of the common stock for the five-day period prior to the conversion date, or $.0345. The Company assigned a value of $33,000 to the beneficial conversion feature and $71,000 to the warrants to purchase 2,000,000 shares was accounted for as an addition to paid-in capital and a charge to financing costs during the year ended December 31, 2002.

Pursuant to a registration rights agreement, the holders of the debentures were granted mandatory registration rights, which require the Company to register by December 31, 2002 common shares in connection with the debentures conversion rights.

The Company failed to register by December 31, 2002 certain common shares in connection with a registration rights agreement and convertible debenture agreement dated November 30, 2001. On April 26, 2002, the Company entered into an agreement with the holders of the debentures to cure the default by modifying the conversion rights to allow such debentures to be convertible into a 1,333,333 shares of the Company's designated Series A Convertible Preferred Stock.

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

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2003 consist of the following:

                    Interest                              $   60,330
                    Professional fees                        119,376
                    Litigation accrual                        51,565
                                                          ----------
                                                          $  231,271
                                                          ==========

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 8 - STOCKHOLDERS' DEFICIENCY

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

          Convertible debentures and notes
            (assumed conversion at $.01)                24,200,000
          Options to purchase common stock
            (granted in April 2000 at an
             exercise price of $.05 per share
             and expiring in April of 2003)              2,000,000
          Obligations under settlement agreement        20,000,000
          Convertible Preferred Stock                  133,333,000
                                                       -----------
               Total as of March 31, 2003              179,533,000
                                                       ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
-----------------

The Company abandoned office space during 2001 and is in default under three lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various three months through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of March 31, 2003 approximates the security deposits retained by the landlords in accordance with these lease agreements.

                         DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation
----------

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr. Vahab, Ms. Yamani and affiliates transferring some of their shares of the Company to various individuals and organizations that were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000 due Mr. Vahab, wherein certain shares by Mr. Vahab and Ms. Yamani are to deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, mutual general releases were entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. While the Company has received no formal notice of a Default on the Settlement Agreement, it realizes that it is late on its payments. The Company believes that it has reached an understanding with Mr. Vahab and Ms. Yamani. The new understanding provides for the issuance to Mr. Vahab and Ms. Yamani the sum of twenty million (20,000,000) shares of common stock, the amount which was stipulated as a cure to a default condition on the original Settlement agreement. These shares have not been issued as of March 31, 2003.

In July 2002 Robert Fierman, Esq., an attorney that worked on the Ray Vahab matter, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230.52, plus interest. The Company failed to answer the Complaint and defaulted. Subsequently, the Company and Mr. Fierman have reached an understanding to settle the matter. In full settlement of all claims of Mr. Fierman against the Company, the Company will issue 3,000 shares of Series A Convertible Preferred Stock, and agree that Mr. Fierman will receive the same treatment as the current Series A Convertible Preferred Stockholders in terms of payments and liquidation rights. It is expected the settlement will be completed prior to the completion of the transaction described above. The settlement has been reduced to writing by the exchange of letters between the parties, and a release will be executed at the time the preferred shares are issued. These shares have not been issued as of March 31, 2003.

                         DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



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

Item 2.           MANAGEMENT'S DISCUSSION AND ANAYSIS

Dominix, Inc. ("We", "Us" or the "Company") is a Delaware corporation, which completed its re-incorporation in August 2000. Prior to August 2000, we were a Colorado corporation and our name was Medical Management Systems, Inc. ("MMGS"). In May and June 2000 we conducted an Exchange Offer where we acquired over 99% of the stock of Bookdigital.com, Inc., which operated several web sites that make books, primarily reference books, e-education, legal materials, and educational materials available for free and to paid subscribers. In January 2001, the Company acquired ICON a privately held Delaware corporation ("ICON") in a stock exchange transaction with its principal. ICON is a telecommunication technology and marketing company that builds telecommunication portals focusing on ethnic communities. In April, 2002, the former owners of ICON, then the management of the registrant, and the holder of a large portion of the debt of the Registrant entered into an agreement where the ICON subsidiary was sold and the debt holders became the controlling persons of the Registrant, see, notes to consolidated financial statements. Since then the Company has no operating business and is a development stage company.


Subsequent Events:

On April 8, 2003, Dominix entered into a Letter of Intent with Dalian Xindie Chitin Co. ("Dalian") a Republic of China company engaged in the business of developing and manufacturing products derived from the natural resource Chitin, for a variety of industries. The terms of the transaction involve the issuance of over a majority of the issued and outstanding shares of common stock of Dominix. Conditions precedent to the completion of the transaction include resolution of certain legal proceedings as set forth in Part II, Item 1, below, completion of Dominix's financial and operational due diligence and execution of definitive agreements. While Dominix anticipates that this transaction will close within the next ninety (90) days, there can be no assurance that the transaction will in fact be completed, or if completed, upon the terms set forth in the Letter of Intent.

Dominix currently has no full time employees, and the only part time employee is our sole Director and sole Officer.


Item 3.  Controls And Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.



                                     PART II

Item 1.           LEGAL PROCEEDINGS

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations that were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000, wherein certain shares by Mr. Vahab and Ms. Yamani are to deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, mutual general releases were entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. While the Company has received no formal notice of a Default on the Settlement Agreement, it realizes that it is late on its payments. The Company believes that it has reached an agreement with Mr. Vahab and Ms. Yamani. The new settlement provides for the issuance to Mr. Vahab and Ms. Yamani the sum of twenty million (20,000,000) shares of common stock, the amount which was stipulated as a cure to a default condition on the original Settlement agreement. It is expected that the new settlement with Mr. Vahab and related parties will be completed prior to the completion of the transaction described above. The new settlement has not been reduced to a written agreement as of this date, although Dominix has authorized the settlement and the issuance of the shares.

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

Item 2.           CHANGES IN SECURITIES

None

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

         None




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  May 23, 2003        By: /s/ Andrew J. Schenker
                                    ----------------------------
                                    Andrew J. Schenker, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         DATE                       SIGNATURE / TITLE

         Date:  May 23, 2003        By: /s/ Andrew J. Schenker
                                    ----------------------------
                  Andrew J. Schenker, Sole Officer and Director

                                  Dominix, Inc
                               40 Marquette Drive
                            Smithtown, New York 11787

CERTIFICATIONS

I, Andrew J. Schenker, certify that:
            1. I have reviewed this quarterly report on Form 10-QSB of Dominix, Inc.;
            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Dominix as of, and for, the periods presented in this annual report;
            4.Dominix's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dominix and we have:
            a) designed such disclosure controls and procedures to ensure that material information relating to Dominix, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            b) evaluated the effectiveness of Dominix's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
            5. Dominix's other certifying officers and I have disclosed, based on our most recent evaluation, to Dominix's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
            a) all significant deficiencies in the design or operation of internal controls which could adversely affect Dominix's ability to record, process, summarize and report financial data and have identified for Dominix's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in Dominix's internal controls; and
            6. Dominix's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 23, 2003
                                   /s/ Andrew J. Schenker
                                   ------------------------------
                                   Andrew J. Schenker
                                   President and Chief Financial Officer