Form 10QSB
period 2003-06-30
DOMINIX INC
filed 2003-08-20
CIK 824104

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2003


     [ ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          Commission File No. 000-29462


                                  DOMINIX, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                    13-4127624
          --------                                    ----------
   (State of other jurisdiction         (I.R.S. Employer Identification Number)
 of incorporation or organization)

                  40 Marquette Drive, Smithtown, New York 11787
--------------------------------------------------------------------------------
                     Address of principal executive offices

       Registrant's telephone number, including area code: (631) 724-1643

        Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 12, 2003: 112,140,105 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  DOMINIX, INC.

                               Form 10-QSB- Index

                       For the Quarter Ended June 30, 2003


PART I                                                                  Page

Item 1. Consolidated Financial Statements (un-audited)                  F-1
Item 2. Management Discussion and Analysis                              18
Item 3. Controls and Procedures                                         19

PART II

Item 1. Legal Proceedings                                               18
Item 2. Change in Securities                                            20
Item 3. Defaults Upon Senior Securities                                 20
Item 4. Submission of Matters to a Vote of Security Holders Disclosures 20
Item 5. Other Information                                               20
Item 6. Exhibits and Reports on Form 8-K                                21

Signatures                                                              22
Certifications                                                          23




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

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                              INDEX TO FORM 10-QSB
                                   (UNAUDITED)

                                                                       Page Nos.
 PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

   CONDENSED CONSOLIDATED BALANCE SHEET
     At June 30, 2003                                                       1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                          2
     For the Six Months Ended June 30, 2003 and 2002
     Cumulative during the development stage January 1, 2002
     to June 30, 2003)

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                          3
     For the Three Months ended June 30, 2003 and 2002

   CONDENSED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIENCY       4
     For the Period January 1, 2002 through June 30, 2003

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended June 30, 2003 and 2002                             5

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   6 - 17


 PART II - OTHER INFORMATION

                           DOMINIX, INC.AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                AT JUNE 30, 2003


                                     ASSETS
                                     ------

          Total Assets                                             $       --
                                                                   ============


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current Liabilities:
  Convertible note payable - related party (default)               $    100,000
  Convertible notes payable - others (default)                          142,000
  Accounts payable and accrued liabilities                              191,540
  Due to stockholders                                                   158,000
                                                                   ------------
          Total Current Liabilities                                     591,540
                                                                   ------------
Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock, - $0.001 par value; 3,666,667 shares
    authorized; -0- shares issued and outstanding                          --
  Preferred  stock,  Series A Convertible - $0.001 par value;
    1,333,333 shares authorized, issued and outstanding                   1,333
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 112,140,105 shares issued and outstanding               112,140
  Additional paid-in capital                                         20,995,130
  Accumulated deficit at January 1, 2002                            (21,145,838)
  Deficit accumulated during the development stage                     (554,305)
                                                                   ------------
          Total Stockholders' Deficiency                               (591,540)
                                                                   ------------
          Total Liabilities and Stockholders' Deficiency           $       --
                                                                   ============

       See notes to unaudited condensed consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Cumulative
                                                                               During the
                                                                               Development
                                            For the Six Months Ended              Stage
                                                    June 30,                   (January 1,
                                        -------------------------------       2002 to June
                                            2003              2002              30, 2003)
                                        ------------       ------------       ------------
Revenues - Net                          $       --         $       --         $       --
                                        ------------       ------------       ------------
Costs and Expenses:
  Stock-based compensation
    substantially consisting of
    consulting fees                             --              127,266            127,266
  Consulting fees                             40,000              4,300            144,300
  Other general and administrative
    expenses                                    --              190,740             94,500
  Depreciation                                  --                8,037             12,179
  Interest expense                            15,538             13,042             45,687
  Debt conversion expense                       --              397,500            397,500
  Loss on disposal of equipment                 --                 --               26,777
  Litigation (reversal) provision               --                 --             (300,000)
  Reversal of accrued occupancy
    and professional expenses                   --                 --             (217,000)
                                        ------------       ------------       ------------
      Total Costs and Expenses                55,538            740,885            331,209
                                        ------------       ------------       ------------
Loss from continuing operations
  before income taxes                        (55,538)          (740,885)          (331,209)

Income taxes                                    --                 --                 --
                                        ------------       ------------       ------------
Loss from continuing operations              (55,538)          (740,885)          (331,209)

Loss from discontinued operations               --             (223,096)          (223,096)
                                        ------------       ------------       ------------
      Net Loss                          $    (55,538)      $   (963,981)      $   (554,305)
                                        ============       ============       ============

Basic and Diluted Net Loss Per
  Share:                                       $(.00)             $(.01)
    From continuing operations
                                               $(.00)             $(.00)
                                               -----              -----
                                               $(.00)             $(.01)
                                               =====              =====

Weighted average number of common
  shares outstanding - basic and
  diluted                                 95,353,292         90,996,955
                                        ============       ============

       See notes to unaudited condensed consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   For the Three Months Ended
                                                            June 30,
                                                -------------------------------
                                                    2003               2002
                                                ------------       ------------

Revenues - Net                                  $       --         $       --
                                                ------------       ------------
Costs and Expenses:
  Stock-based compensation
    substantially consisting of
    consulting fees                                     --               10,166
  Consulting fees                                     20,000              4,300
  Other general and administrative
    expenses                                            --               99,148
  Depreciation                                          --                4,142
  Interest expense                                     7,769              4,695
  Debt conversion expense                               --              397,500
                                                ------------       ------------
      Total Costs and Expenses                        27,769            519,951
                                                ------------       ------------
Loss from continuing operations
  before income taxes                                (27,769)          (519,951)

Income taxes                                            --                 --
                                                ------------       ------------
Loss from continuing operations                      (27,769)          (519,951)

Loss from discontinued operations                       --                 --
                                                ------------       ------------
      Net Loss                                  $    (27,769)      $   (519,951)
                                                ============       ============

Basic and Diluted Net Loss Per
  Share:                                               $(.00)             $(.01)
    From continuing operations
                                                       $(.00)             $(.00)
    From discontinued operations                       -----              -----
                                                       $(.00)             $(.01)
      Net Loss Per Share                               =====              =====

Weighted average number of common
  shares outstanding - basic and
  diluted                                         98,594,453         92,182,812
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

                         DOMINIX, INC. AND SUBSIDIARIES
          (A Development Stage Company Effective as of January 1, 2002)

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

             FOR THE PERIOD JANUARY 1, 2002 THROUGH JUNE 30, 2003

                                                                                                         Preferred
                                                                              Common Stock                 Stock
                                                          Date of       ------------------------         ---------
                                                        Transaction       Shares        Amount             Amount
                                                        -----------     ----------    ----------         ----------
Balance - December 31, 2001                                             85,971,987      $   85,972       $     --
Stock issued for consulting services                     01/01/02          250,000             250             --
Stock issued for consulting services                     01/16/02        3,775,000           3,775             --
Stock issued for consulting services                     03/07/02        1,830,000           1,830             --
Stock issued for consulting services                     04/29/02          508,322             508             --
Convertible Preferred stock issued in
  exchange for conversion of debentures                  04/26/02             --              --              1,333
Gain on divestiture of ICON                                                   --              --               --
Forgiveness of related party
  compensation accrual                                                        --              --               --
Cancellation of shares                                                    (295,204)           (295)            --
Net loss                                                                      --              --               --
                                                                       -----------      ----------       ----------

Balance - December 31, 2002                                             92,040,105          92,040            1,333
Stock issued for legal settlement                        05/31/03       20,000,000          20,000             --
Stock issued for professional fees                       05/31/03          100,000             100             --
Net loss                                                                      --              --               --
                                                                       -----------      -----------      ----------
Balance - June 30, 2003                                                112,140,105      $  112,140       $    1,333
                                                                       ===========      ==========       ==========


                                                                 Additional                             Total
                                                                  Paid-in         Accumulated        Stockholders'
                                                                  Capital           Deficit           Deficiency
                                                                -----------       ------------       ------------
Balance - December 31, 2001                                     $19,408,448       $(21,145,838)      $ (1,651,418)

Stock issued for consulting services                                  4,750               --                5,000
Stock issued for consulting services                                 71,725               --               75,500
Stock issued for consulting services                                 34,770               --               36,600
Stock issued for consulting services                                  9,658               --               10,166
Convertible Preferred stock issued in
  exchange for conversion of debentures                             498,667               --              500,000
Gain on divesture of ICON                                           429,917               --              429,917
Forgiveness of related party
  compensation accrual                                              175,000               --              175,000
Cancellation of shares                                                  295               --               -
Net loss                                                               --             (498,767)          (498,767)
                                                                -----------       ------------       ------------
Balance - December 31, 2002                                      20,633,230        (21,644,605)          (918,002)
Stock issued for legal settlement                                   340,000               --              360,000
Stock issued for professional fees                                   21,900               --               22,000
Net loss                                                              --               (55,538)           (55,538)
                                                                -----------       ------------       -----------
Balance -June 30, 2003                                          $20,995,130       $(21,700,143)      $   (591,540)
                                                                ===========       ============       ============


Accumulated deficit as of January 1, 2002                                         $(21,145,838)
Accumulated deficit during development stage                                          (554,305)
                                                                                  ------------
Total Accumulated Deficit as of June 30, 2003                                     $(21,700,143)
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

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Cumulative
                                                                                       During the
                                                                                       Development
                                                            For the Six Months Ended      Stage
                                                                   June 30,            (January 1,
                                                            -----------------------    2002 to June
                                                              2003           2002        30, 2003)
                                                            ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (55,538)    $(963,981)    $(554,305)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities from continuing
    operations:
      Loss from discontinued
        operations                                               --         223,096       223,096
      Debt conversion expense                                    --         397,500       397,500
      Stock-based compensation
        substantially consisting of
        consulting fees                                          --         127,266       127,266
      Depreciation                                               --           8,037        12,179
      Bad debt expense                                           --            --           6,300
      Litigation (reversal)
        provision                                                --            --        (300,000)
      Loss on disposal of equipment                              --            --          26,777
  Changes in operating assets and liabilities:
      Due to stockholder                                         --            --         112,500
      Accounts payable and accrued
        liabilities                                            55,528       177,996      (156,738)
                                                            ---------     ---------     ---------
      Net Cash Used in Operating
        Activities                                                (10)      (30,086)     (105,425)
Net cash Provided by (Used in) Discontinued Operations           --         (54,431)       20,604
Cash - Beginning of Year                                           10        84,821        84,821
                                                            ---------     ---------     ---------
Cash - End of Year                                          $    --       $     304     $    --
                                                            =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                  $    --       $    --       $    --
Stock issued for legal settlement                           $ 360,000     $    --       $ 360,000
Stock issued for professional fees                          $  22,000     $    --       $  22,000
Notes payable and related  interest  satisfied  issuance
    of preferred stock                                      $    --       $ 102,500     $ 102,500

       See notes to unaudited condensed consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in Dominix, Inc. and Subsidiary (the "Company") annual report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003 and the results of operations and cash flows for the six month periods ended June 30, 2003 and 2002, operations for the three month periods ended June 30, 2003 and 2002, and operations and cash flows for the period January 1, 2002 through June 30, 2003 have been included.

The results of operations for the six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

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

During 2000, the Company's business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and is a development-stage company engaged in certain areas of web commerce. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through the six months ended June 30, 2003 and 2002, BookDigital has generated no revenues.

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

In April 2002, the stock of the ICON subsidiary, including all of its operating assets and liabilities, was foreclosed by a related party note holder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, the Company has no active business following such event and, accordingly, as of January 1, 2002, the Company has re-entered the development stage. The Company's statements of operations, stockholders' deficiency and cash flows for the six months ended June 30, 2003 also represents the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises". Since this was a distinct business, the transaction has been treated as a discontinued operation (see Notes 4 and 5).

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the six months ended June 30, 2003 and 2002, the Company had incurred losses of $55,538 and $963,981, respectively. As of June 30, 2003, the Company had a stockholders' deficiency of $591,540. The Company is in default on its convertible notes payable, in addition to not having any active business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during the six months ended June 30, 2003 from stockholders. The Company is actively seeking to merge with a public company and is presently in negotiations with a potential candidate (see Note 11). The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of a merger transaction. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating a merger candidate and or completing the contemplated merger transaction.

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

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The consolidated financial statements include various estimated fair value information at June 30, 2003 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after March 31, 2003 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position and results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. The Company will continue to account for stock-based compensation according to APB 25. The adoption of SFAS 148 did not have an impact on net income or proforma net income applying the fair value method as the Company did not have stock-based compensation for the six months ended June 30, 2003 and 2002.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS
133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial position and results of operations.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: - mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets - instruments that do or may require to buy back some of its shares in exchange for cash or other assets includes put options and forward purchase contracts - obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that the adoption of this pronouncement will not have a material effect on the Company's condensed financial statement.

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

The following information summarizes the discontinued operations for the six months ended June 30, 2002:

                                                              January 1, 2002 -
                                                                June 30, 2002
                                                              -----------------
      Operating Results:
      ----------------

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

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - CONVERTIBLE NOTE PAYABLE - RELATED PARTIES

Convertible Note Payable - Related Party
----------------------------------------

Originally, the notes payable to related parties were convertible promissory notes obtained primarily for working capital purposes. The notes had an original maturity date of 60 days and bore interest at 8% per annum. The notes, which principal totaled $333,249 as of December 31, 2000, contained a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. During the six months ended June 30, 2002, an additional $8,000 promissory note was executed under terms similar to the 2000 notes. As a result of the settlement agreement discussed in Note 9, the principal amount of the three promissory notes was reclassified to due to former CEO, totaling $360,000.

At June 30, 2003, the Company was in default on the remaining note, with a principal due of $100,000 and accrued interest of $23,557 at June 30, 2003 reported in accrued liabilities.

NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE - OTHERS

Convertible Notes Payable - Others
----------------------------------

Convertible notes payable to others in the amount of $142,000 have an original maturity from 60 to 720 days and bear interest at 12% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 to $.40 per share. The Company has assigned a value of $88,466 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the six months ended June 30, 2002. All of the debt is in arrears as of June 30, 2003.

On November 30, 2001, the Company sold, in a private placement, a principal amount of $100,000, and 6% Convertible Debentures, due November 29, 2003. As additional consideration, the Company issued separate warrants to purchase 2,000,000 of the Company's common stock at $.0375 per share. The warrants are exercisable through the period ending November 29, 2006. The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at a beneficial conversion rate equal to the lower of 75% of the mean of lowest closing bid price of the common stock for the five-day period prior to the conversion date, or $.0345. The Company assigned a value of $33,000 to the beneficial conversion feature and $71,000 to the warrants to purchase 2,000,000 shares was accounted for as an addition to paid-in capital and a charge to financing costs during the year ended December 31, 2002.

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

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2003 consist of the following:

      Interest                                                 $   68,099
      Professional fees                                            71,876
      Litigation accrual                                           51,565
                                                               ----------
                                                               $  191,540
                                                               ==========


NOTE 8 - STOCKHOLDERS' DEFICIENCY

In May 2003, the Company issued 20,000,000 shares of its common stock in connection with a settlement with its former Chairman and CEO, such shares have not yet been delivered.

In May 2003, the Company issued 100,000 shares of its common stock to a consultant for professional services rendered.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' DEFICIENCY - (Continued)


Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

          Convertible debentures and notes
            (assumed conversion at $.01)                24,200,000
          Convertible Preferred Stock                  133,333,000
                                                       -----------
               Total as of March 31, 2003              157,533,000
                                                       ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
-----------------

The Company abandoned office space during 2001 and is in default under three lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various three months through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of June 30, 2003 approximates the security deposits retained by the landlords in accordance with these lease agreements.

Litigation
----------

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr. Vahab, Ms. Yamani and affiliates transferring some of their shares of the Company to various individuals and organizations that were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000 due Mr. Vahab, wherein certain shares by Mr. Vahab and Ms. Yamani are to be deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates, entered into mutual general releases. While the Company has received no formal notice of a Default on the Settlement Agreement, it realizes that it is late on its payments. The Company believes that it has reached an understanding with Mr. Vahab and Ms.
Yamani. The new understanding provides for the issuance to Mr. Vahab and Ms. Yamani the sum of twenty million (20,000,000) shares of common stock, the amount which was stipulated as a cure to a default condition on the original Settlement agreement. In May 2003, the Company issued 20,000,000 shares of its common stock in connection with this settlement, which have not yet been delivered.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)
----------

In July 2002 Robert Fierman, Esq., an attorney that worked on the Ray Vahab matter, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230.52, plus interest. The Company failed to answer the Complaint and defaulted. Subsequently, the Company and Mr. Fierman have reached an understanding to settle the matter. In full settlement of all claims of Mr. Fierman against the Company, the Company agreed to issue 3,000 shares of Series A Convertible Preferred Stock, and agreed that Mr. Fierman will receive the same treatment as the current Series A Convertible Preferred Stockholders in terms of payment and liquidation rights. It is expected the settlement will be completed prior to the completion of the transaction described above. The settlement has been reduced to writing by the exchange of letters between the parties, and a release will be executed at the time the preferred shares are issued. These shares have not been issued as of June 30, 2003.

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

NOTE 10 - TERMINATED PROPOSED ACQUISITION

On April 8, 2003, the Company entered into a Letter of Intent with Dalian Xindie Chitin Co. (the "Dalian LOI") a Republic of China company ("Dalian") engaged in the business of developing and manufacturing products derived from the natural resource Chitin, for a variety of industries. The terms of the transaction involved the issuance of over a majority of the issued and outstanding shares of common stock of the Company. Conditions precedent to the completion of the transaction included, completion of the Company's financial and operational due diligence and execution of definitive agreements. On May 31, 2003, the Dalian LOI expired without the Company completing the transaction.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11 - SUBSEQUENT EVENT

On July 22, 2003, the Company entered into a letter of Intent with BLU-TV, Inc., a privately held New York corporation ("BTV") and Jade Entertainment Group, Inc., a publicly reporting New York corporation to acquire control of both of these businesses (the "BTV LOI"). The terms of the transaction involve the issuance of over a majority of the issued and outstanding shares of common stock of the Company. Conditions precedent to the completion of the transaction include completion of the Company's financial, operational and legal due diligence of each party, execution of definitive agreements and compliance with all applicable regulatory requirements. While the Company anticipates that this transaction will close within the next ninety (90) days, there can be no assurance that the transaction will in fact be completed, or if completed, upon the terms set forth in the BTV LOI.

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

On April 8, 2003, Dominix entered into a Letter of Intent with Dalian Xindie Chitin Co. (the "Dalian LOI") a Republic of China company ("Dalian") engaged in the business of developing and manufacturing products derived from the natural resource Chitin, for a variety of industries. The terms of the transaction involved the issuance of over a majority of the issued and outstanding shares of common stock of Dominix. Conditions precedent to the completion of the transaction included , completion of Dominix's financial and operational due diligence and execution of definitive agreements. On May 31, 2003, the Dalian LOI expired without the Company and Dalian completing the proposed acquisition.

Subsequent Events

         The Company determined that it should change its strategic focus and become a service provider in the marketing and distribution of adult oriented entertainment content because of an acquisition opportunity that became available.

         On July 22, 2003, Dominix entered into a letter of Intent with BLU-TV, Inc., a privately held New York corporation ("BTV") and Jade Entertainment Group, Inc., a publicly reporting New York corporation to acquire control of both of these businesses (the "BTV LOI"). The terms of the transaction involve the issuance of over a majority of the issued and outstanding shares of common stock of Dominix. Conditions precedent to the completion of the transaction include completion of Dominix's financial, operational and legal due diligence of each party, execution of definitive agreements and compliance with all applicable regulatory requirements. While Dominix anticipates that this transaction will close within the next ninety (90) days, there can be no assurance that the transaction will in fact be completed, or if completed, upon the terms set forth in the BTV LOI.

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



                                     PART II

Item 1. LEGAL PROCEEDINGS

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involves Mr Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations that were affiliated with ICON. The settlement also involves a payment plan for a total amount of $360,000, wherein certain shares by Mr. Vahab and Ms. Yamani are to deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, mutual general releases were entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. While the Company has received no formal notice of a Default on the Settlement Agreement, it realizes that it is late on its payments. The Company believes that it has reached an agreement with Mr. Vahab and Ms. Yamani. The new settlement provides for the issuance to Mr. Vahab and Ms. Yamani the sum of twenty million (20,000,000) shares of common stock, the amount which was stipulated as a cure to a default condition on the original Settlement agreement. It is expected that the new settlement with Mr. Vahab and related parties will be completed prior to the completion of the transaction described above. The new settlement has not been reduced to a written agreement as of this date, although Dominix has authorized the settlement and has issued, but not yet delivered, the shares.

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

Item 2. CHANGES IN SECURITIES

In May 2003, the Company issued 20,000,000 shares of its common stock in connection with a settlement with its former Chairman and CEO, such shares have not yet been delivered.

In May 2003, the Company issued 100,000 shares of its common stock to a consultant for professional services rendered.

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


               Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DOMINIX, INC.

August 19 2003

                  By:     /s/ Andrew J. Schenker
                          --------------------------------------------
                          Andrew J. Schenker, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  By:     /s/ Andrew J. Schenker
                          ----------------------------------------------
                          Andrew J. Schenker, Sole Officer and Director