Form 10QSB
period 2003-09-30
DOMINIX INC
filed 2003-11-19
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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


40 Marquette Drive, Smithtown, New York 11787
Address of principal executive offices

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 17, 2003: 112,140,105 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  DOMINIX, INC.

                               FORM 10-QSB- INDEX

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

                           SEPTEMBER 30, 2003 AND 2002

                         DOMINIX, INC. AND SUBSIDIARY
        (A Development Stage Company Effective as of January 1, 2002)

                             INDEX TO FORM 10-QSB
                                  (UNAUDITED)


                                                                     Page Nos.
                                                                     ---------

 PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

   CONDENSED CONSOLIDATED BALANCE SHEET                                  1
     At September 30, 2003

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                       2
     For the Nine Months Ended September 30, 2003 and 2002
     Cumulative During the Development Stage (January 1, 2002
       to September 30, 2003)

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                       3
     For the Three Months ended September 30, 2003 and 2002

   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY         4
     For the Period January 1, 2002 through September 30, 2003

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                       5
     For the Nine Months Ended September 30, 2003 and 2002
     Cumulative During the Development Stage (January 1, 2002
       to September 30, 2003)

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 6-17


 PART II - OTHER INFORMATION

                           DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                              AT SEPTEMBER 30, 2003




                                     ASSETS
                                     ------



      Total Assets                                               $     -
                                                                 ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------


Current Liabilities:
  Convertible note payable - related party (default)             $   100,000
  Convertible notes payable - others (default)                       142,000
  Accounts payable and accrued liabilities                           216,299
  Due to third party                                                   9,024
  Due to stockholders                                                161,921
                                                                 -----------
      Total Current Liabilities                                      629,244
                                                                 -----------
Commitments and Contingencies

Stockholders' Deficiency:
  Preferred stock, - $0.001 par value; 1,000,000 shares
    authorized; -0- shares issued and outstanding                      -
  Preferred stock, Series A Cumulative Convertible -
    $0.001 par value; 4,000,000 shares authorized,
    1,333,333 issued and outstanding                                   1,333
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 112,140,105 shares issued and outstanding            112,140
  Additional paid-in capital                                      20,995,130
  Accumulated deficit at January 1, 2002                         (21,145,838)
  Deficit accumulated during the development stage                  (592,009)
                                                                 -----------
      Total Stockholders' Deficiency                                (629,244)
                                                                 -----------
      Total Liabilities and Stockholders' Deficiency             $     -
                                                                 ===========


     See notes to unaudited condensed consolidated financial statements.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                Cumulative
                                                                                                During the
                                                                                                Development
                                                        For the Nine Months Ended                  Stage
                                                              September 30,                  (January 1, 2002
                                                        --------------------------           to September 30,
                                                           2003           2002                     2003)
                                                        -----------    -----------           ----------------

Revenues - Net                                          $    -         $    -                 $    -
                                                        -----------    -----------            -----------
Costs and Expenses:
  Stock-based compensation
    substantially consisting of
    consulting fees                                          -             127,266                127,266
  Consulting fees                                            40,000          4,300                144,300
  Other general and administrative
    expenses                                                 29,945        276,174                124,445
  Depreciation                                               -              12,179                 12,179
  Interest expense                                           23,297         17,737                 53,446
  Debt conversion expense                                    -             397,500                397,500
  Loss on disposal of equipment                              -              -                      26,777
  Litigation (reversal) provision                            -              -                    (300,000)
  Reversal of accrued occupancy
    and professional expenses                                -              -                    (217,000)
                                                        -----------    -----------            -----------
      Total Costs and Expenses                               93,242        835,156                368,913
                                                        -----------    -----------            -----------
Loss from continuing operations
  before income taxes                                       (93,242)      (835,156)              (368,913)

Income taxes                                                 -              -                      -
                                                        -----------    -----------            -----------
Loss from continuing operations                             (93,242)      (835,156)              (368,913)

Loss from discontinued operations                            -            (223,096)              (223,096)
                                                        -----------    -----------            -----------
      Net Loss                                          $   (93,242)   $(1,058,252)           $  (592,009)
                                                        ===========    ===========            ===========

Basic and Diluted Net Loss Per
  Share:
    From continuing operations                                $(.00)         $(.01)
    From discontinued operations                               (.00)          (.00)
                                                              -----          -----
      Net Loss Per Share                                      $(.00)         $(.01)
                                                              =====          =====
Weighted average number of common
  shares outstanding - basic and
  diluted                                               100,907,752     91,443,073
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

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                   For the Three Months Ended
                                                          September 30,
                                                   ---------------------------
                                                      2003            2002
                                                   -----------     -----------

Revenues - Net                                     $    -          $    -
                                                   -----------     -----------
Costs and Expenses:
  Other general and administrative expenses             29,945          -
  Depreciation                                          -               85,434
  Interest expense                                       7,759           4,142
  Debt conversion expense                               -                4,695
                                                   -----------     -----------
      Total Costs and Expenses                          37,704          94,271
                                                   -----------     -----------
Loss from continuing operations before income
  taxes                                                (37,704)        (94,271)

Income taxes                                            -               -
                                                   -----------     -----------
Loss from continuing operations                        (37,704)        (94,271)

Loss from discontinued operations                       -               -
                                                   -----------     -----------
      Net Loss                                     $   (37,704)    $   (94,271)
                                                   ===========     ===========

Basic and Diluted Net Loss Per Share:
  From continuing operations                             $(.00)          $(.00)
  From discontinued operations                            (.00)           (.00)
                                                         -----           -----
      Net Loss Per Share                                 $(.00)          $(.00)
                                                         =====           =====
Weighted average number of common shares
  outstanding - basic and diluted                  112,140,105      92,335,309
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

                         DOMINIX, INC. AND SUBSIDIARIES
          (A Development Stage Company Effective as of January 1, 2002)

        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)

            FOR THE PERIOD JANUARY 1, 2002 THROUGH SEPTEMBER 30, 2003



                                                                                                            Preferred
                                                                                 Common Stock                 Stock
                                                          Date of         ---------------------------      -----------
                                                        Transaction         Shares          Amount           Amount
                                                        -----------       -----------     -----------      -----------
Balance - December 31, 2001                                                85,971,987     $    85,972       $    -
Stock issued for consulting services                     01/01/02             250,000             250            -
Stock issued for consulting services                     01/16/02           3,775,000           3,775            -
Stock issued for consulting services                     03/07/02           1,830,000           1,830            -
Stock issued for consulting services                     04/29/02             508,322             508            -
Convertible Preferred stock issued in
  exchange for conversion of debentures                  04/26/02              -               -                  1,333
Gain on divestiture of ICON                                                    -               -                 -
Forgiveness of related party
  compensation accrual                                                         -               -                 -
Cancellation of shares                                                       (295,204)           (295)           -
Net loss                                                                       -               -                 -
                                                                          -----------     -----------       -----------
Balance - December 31, 2002                                                92,040,105          92,040             1,333

Stock issued for legal settlement                        05/31/03          20,000,000          20,000            -
Stock issued for professional fees                       05/31/03             100,000             100            -
Net loss                                                                       -               -                 -
                                                                          -----------     -----------       -----------
Balance - September 30, 2003                                              112,140,105     $   112,140       $     1,333
                                                                          ===========     ===========       ===========


                                                                     Additional                                Total
                                                                      Paid-in           Accumulated         Stockholders'
                                                                      Capital             Deficit            Deficiency
                                                                    -----------         ------------        ------------

Balance - December 31, 2001                                         $19,408,448         $(21,145,838)       $ (1,651,418)

Stock issued for consulting services                                      4,750              -                     5,000
Stock issued for consulting services                                     71,725              -                    75,500
Stock issued for consulting services                                     34,770              -                    36,600
Stock issued for consulting services                                      9,658              -                    10,166
Convertible Preferred stock issued in exchange
  for conversion of debentures                                          498,667              -                   500,000
Gain on divesture of ICON                                               429,917              -                   429,917
Forgiveness of related party compensation accrual                       175,000              -                   175,000
Cancellation of shares                                                      295              -                    -
Net loss                                                                 -                  (498,767)           (498,767)
                                                                    -----------         ------------        ------------
Balance - December 31, 2002                                          20,633,230          (21,644,605)           (918,002)

Stock issued for legal settlement                                       340,000              -                   360,000
Stock issued for professional fees                                       21,900              -                    22,000
Net loss                                                                -                    (93,242)            (93,242)
                                                                    -----------         ------------        -----------
Balance -September 30, 2003                                         $20,995,130         $(21,737,847)       $   (629,244)
                                                                    ===========         ============        ============


Accumulated deficit as of January 1, 2002                                               $(21,145,838)
Accumulated deficit during development stage                                                (592,009)
                                                                                        ------------
Total Accumulated Deficit as of September 30, 2003                                      $(21,737,847)
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

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Cumulative
                                                                                                  During the
                                                                                                  Development
                                                           For the Nine Months Ended                 Stage
                                                                 September 30,                 (January 1, 2002
                                                           --------------------------          to September 30,
                                                              2003           2002                    2003)
                                                           -----------    -----------          ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $   (93,242)   $(1,058,252)           $  (592,009)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities from continuing
    operations:
      Loss from discontinued
        operations                                              -             223,096                223,096
      Debt conversion expense                                   -             397,500                397,500
      Stock-based compensation
        substantially consisting of
        consulting fees                                         -             127,266                127,266
      Depreciation                                              -              12,179                 12,179
      Bad debt expense                                          -              -                       6,300
      Litigation (reversal)
        provision                                               -              -                    (300,000)
      Loss on disposal of equipment                             -              -                      26,777
  Changes in operating assets and liabilities:
      Due to stockholder                                         3,921         -                     116,421
      Due to third party                                         9,024         -                       9,024
      Accounts payable and accrued
        liabilities                                             80,287        267,991               (131,979)
                                                           -----------    -----------            -----------
      Net Cash Used in Operating
        Activities                                                 (10)       (30,220)              (105,425)

      Net cash Provided by (Used in)
        Discontinued Operations                                 -             (54,431)                20,604

Cash - Beginning of Year                                            10         84,821                 84,821
                                                           -----------    -----------            -----------
Cash - End of Year                                         $    -         $       170            $    -
                                                           ===========    ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                 $    -         $    -                 $    -
  Taxes                                                    $    -         $    -                 $    -

Stock issued for legal settlement                          $   360,000    $    -                 $   360,000

Stock issued for professional fees                         $    22,000    $    -                 $    22,000

Notes payable and related interest
  satisfied issuance of preferred
  stock                                                    $    -         $   102,500            $   102,500

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

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003 and the results of operations and cash flows for the nine month periods ended September 30, 2003 and 2002, operations for the three month periods ended September 30, 2003 and 2002, and operations and cash flows for the period January 1, 2002 through September 30, 2003 have been included.

The results of operations for the nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

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

During 2000, the Company's business was operated through BookDigital. Commencing in January of 2001, the Company halted the development of its operations conducted through BookDigital. Through the nine months ended September 30, 2002, BookDigital generated no revenues and through the nine months ended September 30, 2003, BookDigital has had no operations.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - BUSINESS AND CONTINUED OPERATIONS (Continued)

In January of 2001, the Company acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of the Company's common stock. ICON was a provider of telecommunications services under various ethnics' marketing clubs. Commensurate with this acquisition, the Company emerged from the development stage.

In April 2002, the stock of the ICON subsidiary, including all of its operating assets and liabilities, was foreclosed on by a related party note holder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, the Company has had no active business following such event and, accordingly, as of January 1, 2002, the Company has re-entered the development stage. The Company's statements of operations, stockholders' deficiency and cash flows for the nine months ended September 30, 2003 also represents the cumulative from inception information required by Statement of Financial Accounting Standards ("SFAS") No. 7, "Development Stage Enterprises". Since this was a distinct business, the transaction has been treated as a discontinued operation (see Notes 4 and 5).

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the nine months ended September 30, 2003 and 2002, the Company had incurred losses of $93,242 and $1,058,252, respectively. As of September 30, 2003, the Company had a stockholders' deficiency of $629,244. The Company is in default on its convertible notes payable, in addition to not having any active business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during the nine months ended September 30, 2003 from stockholders and a third party. The Company is actively seeking to acquire a business or businesses to re-commence its operations and is presently in negotiations with two potential candidates (see Note 11). The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of a merger or acquisition transaction. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating a merger or acquisition candidate and or completing the contemplated transactions.

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

Fair Value of Financial Instruments
-----------------------------------

The consolidated financial statements include various estimated fair value information at September 30, 2003 as required by Statement of Financial
Accounting   Standards   107,   "Disclosures   about  Fair  Value  of  Financial
Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

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

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. The Company will continue to account for stock-based compensation according to APB 25. The adoption of SFAS 148 did not have an impact on net income or proforma net income applying the fair value method as the Company did not have stock-based compensation for the nine months ended September 30, 2003 and 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial position or results of operations.

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

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).
SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003. The adoption did not have an impact on the condensed consolidated financial statements.

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

The following information summarizes the discontinued operations for the nine months ended September 30, 2002:

                                                          January 1, 2002 -
                                                          September 30, 2002
                                                          ------------------
           Operating Results:
           -----------------

           Revenues - Net                                     $  532,082
                                                              ----------
           Cost and Expenses:
             Cost of revenues                                    332,812
             Depreciation and amortization expense                 7,563
             General and administrative expenses                 362,334
             Interest expense                                     52,469
                                                              ----------
                 Total Costs and Expenses                        755,178
                                                              ----------
                 Net Loss from Discontinued
                   Operations                                 $ (223,096)
                                                              ==========

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

At September 30, 2003, the Company was in default on the remaining note, with a principal due of $100,000 and accrued interest of $25,933 at September 30, 2003 reported in accrued liabilities.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE - OTHERS

Convertible Notes Payable - Others
----------------------------------

Convertible notes payable to others in the amount of $142,000 have an original maturity from 60 to 720 days and bear interest at 12% per annum. The notes contain a provision for conversion, at the holder's option, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion, subject to maximum conversion prices of $.10 to $.40 per share. The Company has assigned a value of $88,466 to the beneficial conversion feature of the notes and was accounted for as an addition to paid-in capital and a charge to financing costs during the nine months ended September 30, 2002. Effective September 2003, the Company entered into agreements with six holders of a total of $112,000 in Convertible Notes who agreed to convert their notes for a total of 189,000 shares of common stock to be delivered following any reverse stock split of the Company's outstanding common stock. All of the remaining debt is in arrears as of September 30, 2003.

On November 30, 2001, the Company sold, in a private placement, a principal amount of $100,000, and 6% Convertible Debentures, due November 29, 2003. As additional consideration, the Company issued separate warrants to purchase 2,000,000 of the Company's common stock at $.0375 per share, exercisable through the period ending November 29, 2006. The debenture agreement permitted the holders of the debentures to convert the debt into shares of common stock at a beneficial conversion rate equal to the lower of 75% of the mean of lowest closing bid price of the common stock for the five-day period prior to the conversion date, or $.0345. The Company assigned a value of $33,000 to the beneficial conversion feature and $71,000 to the warrants to purchase 2,000,000 shares was accounted for as an addition to paid-in capital and a charge to financing costs during the year ended December 31, 2001.

Pursuant to a registration rights agreement, the holders of the debentures were granted mandatory registration rights, which require the Company to register by March 31, 2002 common shares in connection with the debentures conversion rights.

The Company failed to register by March 31, 2002 certain common shares in connection with a registration rights agreement and convertible debenture agreement dated November 30, 2001. On April 26, 2002, the Company entered into an agreement with the holders of the debentures to cure the default by modifying the conversion rights to allow such debentures to be convertible into 1,333,333 shares of the Company's designated Series A Convertible Preferred Stock ("Series A Stock").

On April 26, 2002, the debentures principal amount of $100,000, all related accrued interest and warrants to purchase 2,000,000 shares of common stock were converted into 1,333,333 shares of Series A Stock. The Series A shares were convertible into 133,333,000 of the Company's common shares. The preferred shares were assigned a value of $500,000 resulting in a debt conversion expense of $397,500.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE - OTHERS (Continued)

The Company failed to maintain a sufficient number of authorized shares to cover the conversion of the Series A Stock and failed to file the appropriate documentation with the State of Delaware to properly designate the terms and rights of the Series A Stock. On September 11, 2003, the Company entered into an agreement with the holders of the Series A Stock to cure the defaults by modifying the conversion rights to allow such Series A Stock to be convertible into 266,666,600 of the Company's common shares.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2003 consist of the following:

           Interest                                     $   88,876
           Professional fees                                75,858
           Litigation accrual                               51,565
                                                        ----------
                                                        $  216,299
                                                        ==========

NOTE 8 - STOCKHOLDERS' DEFICIENCY

In May 2003, the Company issued 20,000,000 shares of its common stock pursuant to a settlement agreement with its former Chairman and CEO.

Series A Cumulative Convertible Preferred
-----------------------------------------

During September 2003, the Company designated 4,000,000 of its 5,000,000 authorized preferred stock as Series A stock. The rights include cumulative dividend rights, liquidation preference of $.075 per share, voting rights similar to the common stock, and are convertible into common stock at a ratio of 1 to 200.

Earnings Per Share
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

          Convertible debentures and notes
            (assumed conversion at $.01)                24,200,000
          Convertible Series A Preferred Stock         266,666,600
                                                       -----------
               Total as of September 30, 2003          290,866,600
                                                       ===========

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
-----------------

The Company abandoned office space during 2001 and is in default under three lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various three months through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of September 30, 2003 approximate the security deposits retained by the landlords in accordance with these lease agreements.

Litigation
----------

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involved Mr. Vahab, Ms. Yamani and affiliates transferring some of their shares of the Company to various individuals and organizations that were affiliated with ICON. The settlement also involved a payment plan for a total amount of $360,000 due Mr. Vahab, wherein certain shares by Mr. Vahab and Ms. Yamani are to be deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates, entered into mutual general releases. The Company was late in making these payments. In September 2003, the Company received written notice alleging a default of the Settlement Agreement.

The Settlement Agreement provides that upon a default, in lieu of the cash payment of $360,000, the Company may cure such default by delivering the sum of twenty million (20,000,000) shares of common stock, the amount which was stipulated as a cure to a default condition in the original Settlement Agreement. In May 2003, the Company issued 20,000,000 shares of its common stock in connection with this settlement, which shares were delivered in November 2003. The Company believes that it has satisfied its financial obligations under the Settlement Agreement.

In July 2002 Robert Fierman, Esq., an attorney that worked on the Ray Vahab matter, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230, plus interest. On September 15, 2003 the Company and Mr. Fierman entered into an agreement whereby in full settlement of all claims of Mr. Fierman against the Company, the Company agreed to issue 10,000 shares of its common stock to be delivered following any reverse stock split of the Company's outstanding common stock. These shares have not been issued as of September 30, 2003.

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

NOTE 11 - PROPOSED ACQUISITION

On September 26, 2003 the Company entered into an amended letter of intent (the "Amended LOI") relating to the proposed acquisition by the Company of Jade Entertainment Group, Inc., a New York corporation ("Jade") and the proposed acquisition of a certain assets of MarketShare Recovery Inc., a Delaware corporation ("MarketShare")(collectively, the "Transactions"). Jade is engaged in the business of operating an Internet search engine for adult entertainment. MarketShare is an on-line advertising and marketing company and is a publicly reporting company (OTC BB: MSRY). The Amended LOI amends a prior letter of intent dated July 22, 2003, as previously amended September 22, 2003, by terminating the involvement of Blu TV, Inc., a privately held New York corporation in a proposed acquisition by the Company. In addition, the Amended LOI includes MarketShare which has agreed to sell all or substantially all of its assets to the Company. The terms of the Transactions provide for the Company to issue to MarketShare and to the stockholders of Jade a newly created Series B Preferred Stock convertible into greater than a majority of the issued and outstanding shares of common stock of the Company. Conditions precedent to the completion of the Transactions includes completion of the Company's financial, operational and legal due diligence of each party, execution of definitive agreements and compliance with all applicable regulatory requirements. While the Company anticipates that the Transactions will close within the next sixty (60) days, there can be no assurance that either or both acquisitions will be completed, or if completed, upon the terms set forth in the Amended LOI.

                          DOMINIX, INC. AND SUBSIDIARY
          (A Development Stage Company Effective as of January 1, 2002)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 11 - PROPOSED ACQUISITION (Continued)

In connection with this acquisition, the Company advanced $50,000 to Jade, which is received from a third party investor in exchange for a promissory note, which bears interest at 8% per annum and becomes due on the earliest of December 1, 2003, the event of a default, or in the event the Jade acquisition is not completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

On April 8, 2003, Dominix entered into a Letter of Intent with Dalian Xindie Chitin Co. (the "Dalian LOI") a Republic of China company ("Dalian") engaged in the business of developing and manufacturing products derived from the natural resource Chitin, for a variety of industries. The terms of the transaction involved the issuance of over a majority of the issued and outstanding shares of common stock of Dominix. Conditions precedent to the completion of the transaction included, completion of Dominix's financial and operational due diligence and execution of definitive agreements. On May 31, 2003, the Dalian LOI expired without the Company and Dalian completing the proposed acquisition.

In July 2003, the Company determined that it should change its strategic focus and become a service provider in the online marketing and distribution of adult oriented entertainment content and online corporate advertising because of an opportunity that became available to acquire two companies under common ownership.

On September 26, 2003 the Company entered into an amended letter of intent (the "Amended LOI") relating to the proposed acquisition by the Company of Jade Entertainment Group, Inc., a New York corporation ("Jade") and a certain assets of MarketShare Recovery Inc., a Delaware corporation ("Marketshare") (collectively, the "Transactions"). Jade is engaged in the business of operating an Internet search engine for adult entertainment. MarketShare is an on-line advertising and marketing company and is a publicly reporting company (OTC BB:
MSRY). The Amended LOI amends a prior letter of intent dated July 22, 2003, as previously amended September 22, 2003, by terminating the involvement of Blu TV, Inc., a privately held New York corporation in a proposed acquisition by the Company. In addition, the Amended LOI includes MarketShare which has agreed to sell all or substantially all of its assets to the Company. The terms of the Transactions provide for the Company to issue to MarketShare and to the stockholders of Jade a newly created Series B Preferred Stock convertible into greater than a majority of the issued and outstanding shares of common stock of the Company. Conditions precedent to the completion of the Transactions includes completion of the Company's financial, operational and legal due diligence of each party, execution of definitive agreements and compliance with all applicable regulatory requirements. While the Company anticipates that the Transactions will close within the next sixty (60) days, there can be no assurance that either or both acquisitions will be completed, or if completed, upon the terms set forth in the Amended LOI.

On October 1, 2003, the Company made a short-term working capital loan to Jade of $50,000 on a secured basis in advance of any closing of the acquisition of Jade by the Company. The loan is repayable in the event the Jade acquisition is not completed.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involved Mr. Vahab, Ms. Yamani and affiliates transferring some of their shares of the Company to various individuals and organizations that were affiliated with ICON. The settlement also involved a payment plan for a total amount of $360,000 due Mr. Vahab, wherein certain shares by Mr. Vahab and Ms. Yamani are to be deposited in a third party escrow account which will be used as the collateral for the payment plan. As part of the settlement, Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates, entered into mutual general releases. The Company was late in making these payments. In September 2003, the Company received written notice alleging a default of the Settlement Agreement. The Settlement Agreement provides that upon a default, in lieu of the cash payment of $360,000, the Company may cure such default by delivering the sum of twenty million (20,000,000) shares of common stock, the amount which was stipulated as a cure to a default condition in the original Settlement Agreement. In May 2003, the Company issued 20,000,000 shares of its common stock in connection with this settlement, which shares were delivered in November 2003. The Company believes that it has satisfied its financial obligations under the Settlement Agreement.

In July 2002 Robert Fierman, Esq., an attorney that worked on the Ray Vahab matter, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230.52, plus interest. On September 15, 2003 the Company and Mr. Fierman entered into an agreement whereby in full settlement of all claims of Mr. Fierman against the Company, the Company agreed to issue 10,000 shares of its common stock to be delivered following any reverse stock split of the Company's outstanding common stock. These shares have not been issued as of September 30, 2003.

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

ITEM 2. CHANGES IN SECURITIES

In May 2003, the Company issued 20,000,000 shares of its common stock in connection with a settlement with its former Chairman and CEO.

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

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S. C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K. On October 3, 2003, we filed a current report on Form 8-K with respect to Item 5 related to the Company's entering into a letter of intent with Jade and MarketShare on September 26, 2003 for the purpose of acquiring the capital stock and assets of both companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINIX, INC.

November 17, 2003





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