Form 10KSB
period 2003-12-31
DOMINIX INC
filed 2004-04-08
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                   FORM 10-KSB

                |X| Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 2003

             |_| Transitional Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          Commission File No. 000-29462


                                  DOMINIX, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                      13-4127624
 ----------------------------               ------------------------------------
 (State of other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                              95 Broadhollow Road,
                                    Suite 101
                            Melville, New York 11747
                    -----------------------------------------
                     Address of principal executive offices

       Registrant's telephone number, including area code: (631) 385-0007

                               40 Marquette Drive
                            Smithtown, New York 11787
                    -----------------------------------------
                 Address of previous principal executive offices

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                               $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. |X| Yes |_| No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form -KSB. |X|

State issuer's revenues for the year ended December 31, 2003 .........$6,878

      As of March 30, 2004, the aggregate value of issuers voting stock held by non-affiliates was approximately $1,009,261 (computed by multiplying the average of the bid and ask on that date by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of issuer's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such people are affiliates of the registrant).

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |X| No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of March 30, 2004, there were 197,140,105 shares of the registrant's common stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

INTRODUCTORY COMMENT

      Throughout this Annual Report on Form 10-KSB the terms "we," "us," "our," "Dominix" and "our company" refer to Dominix, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly owned subsidiary Jade Entertainment Group, Inc.

FORWARD LOOKING STATEMENTS

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Dominix, Inc., a Delaware corporation, completed its re-incorporation in August 2000. Prior to July 2000, we were a Colorado corporation and our name was Medical Management Systems, Inc. ("MMGS"). In June 2000 we completed a stock exchange, where we acquired over 99% of the stock of Bookdigital.com, Inc. Bookdigital.com operated several web sites that made books, primarily reference books, e-education, legal materials, and educational materials available for free and to paid subscribers. In 2001, due to lack of business, Bookdigital.com ceased operations.

In January 2001, we acquired International Controllers, Inc. ("ICON"), a privately held Delaware corporation in a stock exchange transaction with its principal. ICON is a telecommunication technology and marketing company that builds telecommunication portals focusing on ethnic communities, which the company calls eClubs(TM). In July 2001, ICON expanded its business by entering the out-sourced call center business with a marketing and network management agreement with a leading call center in the Philippines. In April 2002, the stock of the ICON subsidiary, including all of its operating assets and liabilities was foreclosed by a related party note holder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, the Company had no operating business.

On April 8, 2003, Dominix entered into a Letter of Intent with Dalian Xindie Chitin Co. (the "Dalian LOI") a Republic of China company ("Dalian") engaged in the business of developing and manufacturing products derived from the natural resource Chitin, for a variety of industries. The terms of the transaction involved the issuance of over a majority of the issued and outstanding shares of common stock of Dominix. Conditions precedent to the completion of the transaction included completion of Dominix's financial and operational due diligence and execution of definitive agreements. On May 31, 2003, the Dalian LOI expired without the Company and Dalian completing the proposed acquisition.

In July 2003, the Company determined that it should change its strategic focus and become a service provider in the online marketing and distribution of adult oriented entertainment content.

On July 22, 2003, we entered into a letter of intent with Jade and Blu-TV, Inc., a New York corporation ("Blu") involved in the distribution of adult content through cable and pay per view channels. On September 10, 2003, we received a letter from Blu terminating the letter of intent with respect to their participation.

On September 22, 2003, we executed an amended letter of intent with Jade which was subsequently further amended on September 26, 2003 (the "Amended LOI") relating to the proposed acquisition by the Company of Jade, a New York corporation and of MarketShare Recovery, Inc. ("MarketShare New York"), a New York corporation (collectively, the "Transactions"). The amended letter of intent provided for the Company to issue to MarketShare Recovery, Inc., a Delaware corporation ("Market Share Delaware") the parent of MarketShare New York, and to the stockholders of Jade a newly created Series B Convertible Preferred Stock convertible into greater than a majority of the issued and outstanding shares of common stock of the Company.

On October 1, 2003, the Company made a short-term working capital loan to Jade of $50,000 on a secured basis in advance of any closing of the acquisition of Jade by the Company. The loan was repayable in the event the Jade Merger was not completed (the "Jade Loan"). Upon the completion of the Jade Merger, the Jade Loan was converted into a capital contribution from the Company to Jade.

On December 1, 2003 the Company completed a private placement to accredited investors of convertible notes (the "Private Placement"), which resulted in the Company receiving gross proceeds of $575,000. In connection with the Private Placement, the Company issued notes in the principal amount of $575,000, bearing interest at the rate of 7% per annum and maturing one year from the date of issuance (the "Notes"). The Notes (principal and accrued interest) are convertible into Units of the Company's securities on the basis that each $1.00 of the Notes will convert into one Unit comprised of one share of common stock and one warrant to purchase one-half share of common stock for a two year period following issuance at an exercise price of $1.75 per share. The Notes may be redeemed at any time by the Company, in whole or part, pro rata, upon not less than ten (10) days nor more than twenty (20) days notice for 120% of the principal amount. By their terms, the Notes are automatically convertible upon the merger with Jade, however, the issuance of the Units cannot occur until after the Company effectuates a reverse split of its common stock, one (1) for two hundred (200) shares (the "Reverse Split"). Accordingly, the conversion of these Notes is contingent upon the consummation of the Reverse Split which has not yet occurred as discussed below. The Company used the proceeds of the Private Placement to fund working capital. The Company will also issue a warrant to acquire 10,000 shares of common stock at an exercise price of $1.00 per share and a warrant to acquire 5,000 shares of common stock at an exercise price of $1.75 per share to CGF Securities LLC as a selling agent commission as consideration for its participation in raising capital in the Private Placement.

On December 5, 2003 we acquired 100% of Jade by way of merger through the Company's newly formed wholly owned subsidiary Jade Acquisition Corp. Pursuant to the merger, the stockholders of Jade received 85,000,000 shares of our common stock and 82,167 shares of our Series B preferred stock convertible into 781,140,000 shares of our common stock. After the issuance of common stock pursuant to various pending conversions/issuances including (i) settlement of notes plus accrued interest into 64,000,000 (320,000 post-split) shares of our common stock; (ii) conversion of accounts payable and accrued interest into 2,000,000 (10,000 post-split) shares of our common stock, (iii) conversion of Series A preferred stock into 687,999,800 (3,439,999 post-split) shares of our common stock, and (iv) the conversion of Series B preferred stock into 781,140,000 (3,905,700 post split) shares of our common stock, the stockholders of Jade will own approximately 50% of our common stock. Effective with the closing of the Jade Merger on December 5, 2003, Raymond Barton and Timothy Schmidt who were the management of Jade, were appointed by the Company's sole director, Mr. Andrew Schenker, as the Company's Chief Executive Officer and President, respectively and Mr. Schenker resigned as President of the Company. Ten days after the mailing of the Company's amended information statement to the shareholders of the Company as set forth below, the Company's sole director, Mr. Andrew J. Schenker, will nominate and elect Messrs. Barton and Schmidt to the Company's Board of Directors and he will resign his position as director of the Company. Mr. Schenker previously was the President of the Company prior to the appointment of Messrs. Schmidt and Barton as the President and Chief Executive Officer, respectively of the Company effective upon the consummation of the Jade Merger. There are no other understandings or arrangements between Mr. Schenker and the new management team of the Company.

On March 30, 2004 we terminated the proposed acquisition of the capital stock of MarketShare New York. Simultaneously we entered into a database license agreement with MarketShare New York. The result of this agreement enables us to receive the benefit from utilizing MarketShare New York's proprietary database which was one of the primary considerations in the MarketShare New York transaction, without having to acquire MarketShare New York.

INFORMATION ABOUT JADE

Jade Entertainment Group, Inc. was incorporated on July 5, 2001 under the laws of the State of New York and is a development stage business. It's principal executive office is located at 95 Broadhollow Road, Suite 101, Melville, New York 11747. It's telephone number is (631) 385-0007. Jade since inception has been developing its technology, marketing its website to potential advertisers and building consumer awareness of Jade's website and services.

Jade operates AskJade.com a specialty search engine for the adult entertainment industry. Its search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. Jade's search engine then displays a selection of web sites related to that query. Advertisers can determine exactly where on the results page their web site link will appear for any given query.

Jade's plan of operations for the next twelve months is to become a leading internet portal for adult oriented content and to benefit from additional advertising and sponsorship opportunities and expanded e-commerce offerings. Jade seeks to recruit advertisers to utilize its services primarily through direct sales efforts. Jade targets adult entertainment e-commerce businesses and advertisers who it locates through online and off-line research. An introduction to its service is made directly to the potential advertiser, utilizing e-mail. Jade recognizes its website revenue based on the affiliate/referral program. An affiliate/referral program is revenue sharing agreements, which are set up by companies selling products and services. As a website and search engine owner, Jade places third-party companies' advertisement banners on its website. When a consumer clicks on an affiliate company's banner or hyperlink located on Jade's website, they are sent to that affiliate company's website. When the customer pays via credit card they have the ability to purchase products and services. Only when products are purchased or services are provided is when revenue is recognized. The revenue is then transmitted to a third party processing center who in turn distributes the payment in accordance with the agreement between Jade and its affiliate. The percentage of the purchase price we receive varies from customer to customer and ranges from 5% to 10% of the purchase price of the goods or services sold. Our services are designed to connect consumers who are most likely to purchase specific goods and services to businesses that provide those goods and services.

Search is a large and growing market. In the United States alone, hundreds of millions of searches each day are conducted on the Internet. Jade believes a substantial portion of these searches are commercial in nature. Commercial search queries, we believe, are best served by paid search, which Jade defines, generally, as targeted advertising paid per lead. It believes that paid search is one of the fastest growing segment of Internet search. In its view, improvements in the quality, relevance, breadth and depth of paid listings will likely drive growth of paid introductions on commercial inquiries.

In addition, Jade also believes that the price per paid introduction that advertisers pay will continue to grow. Relative to alternatives, a lead on AskJade.com at an average price of $.03 is less expensive, yet more targeted and measurable than other direct sales methods.

Jade believes that paid search is a relatively untapped market for many advertisers. Pay-For-Performance search has only been introduced recently and we believe that there are many large advertisers that still have not contributed portions of their marketing budget to Internet advertising and more specifically paid search, but will as the Internet becomes a more acceptable medium for advertising goods and services.

Jade also believes that its business will continue to experience growth outside of the United States as Internet usage and e-commerce development continue to grow in other countries.

Jade's objective is to expand advertiser participation and increase business and consumer transactions through our AskJade.com search engine. Jade believes that if it builds a solid foundation of active bidders and users, it will stimulate growth which should increase the efficiency of its service. A large and active base of advertisers will enable it to generate more relevant search results for consumers, which in turn should increase the number of consumers utilizing its services.

Jade seeks to attract advertisers who want to drive highly targeted leads to their Web sites. Advertisers utilize Jades self-service tools to open and manage accounts online through our automated Web-based account management tool that offers several tracking, bid management and measurement features. By automating the sales and maintenance of many of its advertiser accounts, Jade gives businesses greater control over the advertising process, while leveraging the scalable nature of its business. Potential advertisers find AskJade.com directly, through third-party referral programs, through our direct sales efforts and through a variety of direct marketing activities.

Jade makes its services available to consumers and businesses, affiliates and advertisers through a combination of its own proprietary technology and commercially available technology from industry providers. Jade also relies upon third parties to provide hosting services, including hardware support and service and network coordination.

Any disruption in Internet access or other services provided by third parties could have a material adverse effect on our business. Jade is undertaking initiatives to develop and implement business continuity, improve data retention, create backup and recovery processes and systems and standardize technology platforms.

Jade seeks to protect its copyrights, service marks, trademarks and trade secrets through a combination of laws and contractual restrictions. For example, we attempt to register our trademarks and service marks in the United States and other countries throughout the world. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available online.

DISTRIBUTION

Jade employs a broad based affiliate program which drives traffic to the AskJade.com site and also functions as an online branding program, by placing the AskJade.com logo on numerous sites around the web. Any website owner can become an affiliate simply by placing a uniquely generated computer generated tag on their website which forwards the user to the AskJade.com website. We currently have 50 affiliates in our affiliate program that have signed up through our website. These affiliates generate revenue either on a per search basis or through revenue sharing on paid click-throughs. Furthermore Jade plans to establish other affiliate programs to link our advertisers to consumers who may not otherwise use the AskJade.com search engine. We also plan to develop affiliate relationships with other heavily trafficked sites, browsers, community portals and Internet service providers. Central to our Internet- based marketing is an additional affiliate program that allows other web sites to place the AskJade.com search interface on their web pages in the form of small boxes or banners.

Jade plans to utilize traditional media strategies to generate unique users for the AskJade.com search engine. To build brand awareness with consumers and drive traffic to the AskJade.com web site, we use off-line media including:

      o     public relations;
      o     telemarketing;
      o     radio; and
      o     outdoor advertising in key markets.

Jade has also recently acquired an adult foreign film library with fifty titles. In February 2004, Jade entered into a distribution agreement with a third party distributor to sell this content in a DVD format through both the wholesale and retail channels and expects to commence shipping its first title from such film library in April 2004. Jade believes the expansion of its business into content ownership of specialized adult film content offers a complementary revenue stream for its on-line adult search engine business.

COMPETITION

Jade faces competition in three principal areas:

      o     distribution of its services;
      o     demand for its services on its affiliates Web sites; and
      o     usage of its services by advertisers.

It competes with companies that provide both mainstream and specialty adult oriented affiliate/referral advertising services that are similar to that of Jade. In addition, we cannot assure you that another search service will not successfully offer a competitive affiliate/referral advertising service. We believe it is likely that there will be additional entrants to the affiliate/referral search market. These competitors will compete against Jade for affiliate arrangements. This competition could cause Jade to enter into affiliate agreements with less favorable terms or lose affiliates or potential affiliates. This could reduce our number of paid introductions, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby have a material adverse effect on our business, operating results and financial condition.

Our affiliates face competition for user traffic within the search marketplace, which affects the number of paid introductions on our service. If the users of these affiliates prefer the services offered by the affiliates competitors with whom we do not have a relationship, the businesses of our affiliates may suffer. This may in turn have a material adverse effect on our business, operating results and financial condition. In addition, many of our affiliates compete with one other, and this may make it difficult for us to develop some affiliate relationships.

We also compete with providers of pay-per-click search services and other search services, Internet service providers, other Web sites and advertising networks such as DoubleClick, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers total advertising budgets. Accordingly, Jade may face increased pricing pressure for the sale of advertisements and direct marketing opportunities. We may also face a decrease in demand for the Askjade.com service. This could have a material adverse effect on our business, operating results and financial condition.

Many of our competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and greater financial, marketing and other resources than we do. Many current and potential competitors can devote substantially greater resources to promotion, Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Web directories, search and information services or advertising solutions. Existing providers of Web directories, search and information services or advertising solutions may continue to consolidate.

ANTICIPATED ACCOUNTING TREATMENT

This transaction has been accounted for as a reverse merger with Jade the acquirer of Dominix. The reverse merger was accounted for as a recapitalization and the stockholder's equity was retroactively restated to the inception of Jade, July 5, 2001.

GOVERNMENT REGULATION AND INDUSTRY STANDARDS

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase Jade's costs of selling products or otherwise operating our business.

Several federal, state and foreign statutes prohibit the transmission of indecent, pornographic, obscene or offensive content over the Internet to particular groups or persons. The extent to which these laws apply to us is limited due to the fact that we do not own or display photographic/pictorial content, other than advertising banners that appear on our site, though we have acquired a foreign adult film library. We will use discretion in determining what graphical advertisements will be allowed on our website and what type of adult film content we will acquire in order to avoid legal scrutiny. Furthermore we have taken measures, principally the consent form/disclaimer at the entry page to Jade's website to discourage and put users on notice of the adult oriented content of Jade's website in an effort to re-direct users who may be sensitive to certain sexual depictions which may be viewed on our website. In addition some private legal actions have been brought or threatened against libraries and various public facilities that offer unfiltered Internet access. If these statutes are deemed to apply to us and our activities, if new laws or regulations are adopted which are found to apply to Jade's activities, or if caselaw establishes broad limitations on distribution, we may be limited in the types of content and advertisements we make available on our Web sites. In such case we would be compelled to moderate the nature of the contents of the advertising we permit on the site, which may result in a decrease in traffic; if users decide that we are no longer able to serve their personal preferences with respect to the sexual nature of the content and the facility with which they will be able to locate those websites which makes that content available. In addition, some foreign countries, such as Singapore and China, entirely restrict access to our Web sites throughout their countries. If other countries decide to adopt similar policies, our business and financial results may be harmed. Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium.

Web sites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. Our company and many other Internet companies use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the U.S. as well, and the U.S. Federal Trade Commission has taken action against Web site operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our Web sites. Fears relating to a lack of privacy could also result in a reduction in the number of our users and subscribers which could harm our business and financial results.

EMPLOYEES

We employed three people as of December 31, 2003. None of our employees are represented by a union and we believe our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

Effective December 5, 2003, the Company relocated its offices to 95 Broadhollow Road, Suite 101, Melville, New York, 11747 Telephone Number (631) 385-0007. The Company occupies space within the office of MarketShare New York. On March 30, 2004 Jade and MarketShare Delaware entered into a memorandum of understanding whereby Jade agreed to reimburse MarketShare Delaware for 50% of all rent due the landlord for all periods after January 1, 2004. The parties agree to use their best efforts to have the lease assigned to Jade. The lease expires on March 31, 2008 and the monthly rent is now $2,450, subject to annual increases of approximately 5% per year. The space is approximately 1,100 square feet. The space is currently sufficient for our needs.

Prior to December 5, 2003, the Company's office was located within the office of its sole Director Andrew J. Schenker at 40 Marquette Drive, Smithtown, New York. The Company was not a signatory of any lease on this space and was a month-to-month tenant and did not pay rent on this space.

ITEM 3. LEGAL PROCEEDINGS

In November 2001, the Company entered into a settlement agreement with the former CEO and Chairman Mr. Ray Vahab, former President and Director Ms. Zhara Yamani as well as other affiliates of Mr. Vahab. The settlement involved Mr Vahab, Ms. Yamani and affiliates transferring some their shares to various individuals and organizations who were affiliated with ICON (collectively, the "Vahab Parties"). The settlement also involved a payment plan for a total amount of $360,000, wherein certain shares aggregating 20,000,000 shares of the Company's common stock held by Mr. Vahab and Ms. Yamani were deposited in a third party escrow account on behalf of Jonathan Daniels & Company, Inc. ("JDCI"), which were to be used as the collateral for the payment plan. As part of the settlement, mutual general releases were entered into by Mr. Vahab, Ms Yamani and affiliates with the Company, ICON and its affiliates. The Company subsequently was unable to make the required payments to the Vahab Parties. Thereafter, Mr. Vahab and JDCI and the Company entered into an amended Settlement Agreement dated as of November 19, 2003 (the "Amendment Settlement Agreement"). Pursuant to the Amended Settlement Agreement, the JDCI returned the 20,000,000 shares of the Company's common stock held in escrow to the Company for cancellation in exchange for the issuance of 2,000,000 restricted shares of the Company's common stock to Andrew Vahab and the payment of $50,000 by a third party for the purchase of 18,000,000 shares deposited with JDCI. In connection therewith, general releases were entered into by Mr. Vahab and JDCI with the Company, its officers, directors and shareholders.

In July 2002 Robert Fierman, Esq., an attorney that worked on the Ray Vahab matter on behalf of the Company, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230.52, plus interest. The Company failed to answer the Complaint and defaulted. Subsequently, in September 2003, the Company and Mr. Fierman have reached an agreement to settle the matter. In full settlement of all claims of Mr. Fierman against the Company, the Company will issue 10,000 shares of common stock (the "Settlement Shares"), such Settlement Shares to contain a restrictive legend and to be issued following the Reverse Split. Mr. Fierman has provided a general conditional release to the Company, its officers, directors and shareholders with such general release conditioned upon delivery by the Company of the Settlement Shares to Mr. Fierman.

In addition, in September 2003, the Company entered into six settlement agreements with investors who invested an aggregate of $112,000 in the Company in exchange for convertible debentures and who alleged that they were entitled to repayment of such investment and/or equity from the Company. The Company agreed to issue an aggregate of 189,000 restricted shares of its common stock to such investors following the Reverse Split and these investors provided conditional general releases to the Company, its officers, directors and shareholders with such releases conditioned upon the delivery of the 189,000 shares.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 2003, stockholders of the Company that owned 19,231,410 shares of the Company's Common Stock, and holders of Series A Preferred Stock of the Company that owned 2,824,999 shares of Series A Preferred Stock and entitled to vote 564,999,800 shares of the Common Stock which in combination constituted approximately sixty six percent (66%) of the outstanding shares entitled to vote, executed written consents to approve an amendment and restatement of our certificate of incorporation which:

      o     changes our corporate name to "110 Media Group, Inc.";

      o     reverse   splits  the   outstanding   shares  of  our  common  stock
            one-for-two hundred;

      o changes the number of shares of common stock we are authorized to issue to 50,000,000; and

      o increases the number of shares of preferred stock, no par value, we are authorized to issue from 5,000,000 to 10,000,000.

In addition, these stockholders approved the adoption of our 2003 Equity Incentive Plan.

The foregoing matters will become effective twenty (20) days after the mailing of an information statement tour shareholders. We have filed a preliminary information statement with the SEC and have received comments from the SEC regarding that filing. We are endeavoring to respond to such comments and mail the information statement to our shareholders as soon as practicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Over-the-Counter Bulletin Board or OTCBB and trades under the symbol DMNX. On March 30, 2004, the last reported sale price of our common stock was $.009 per share.

The following table sets forth, on a per share basis, the high and low bid information for our common stock as listed on the OTC Bulletin Board.

                                                       BID
                                             ------------------------
          QUARTER ENDED                      HIGH              LOW
          -------------                      ----              ---

          2002
          3/31                               .03               .007
          6/30                               .0150             .0001
          9/30                               .0150             .0001
          12/31                              .0150             .0001

          2003
          3/31                               .00               .00
          6/30                               .00               .00
          9/30                               .02               .00
          12/31                              .02               .01

The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

As of March 30, 2004, there were 197,140,105 shares issued and outstanding and we had 268 registered holders of our common shares.

DIVIDENDS

Dominix has not paid any dividends on its common stock since inception. Dominix does not anticipate declaration or payment of any dividends at any time in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:

During the year ended December 31, 2002 Dominix issued the following shares of common stock:

      o     Louis Liban was issued 250,000 shares on January 1, 2002;
      o Homework 911, Inc. was issued an aggregate of 3,775,000 on January 16, 2002;
      o     Henry Abrue was issued 1,830,000 shares on March 7, 2002;
      o     Adam Gitstein was issued 208,322 shares on April 29, 2002.

On December 1, 2003 we completed a private offering of our 7% convertible notes in the aggregate principal amount of $575,000. We received net proceeds of $522,500. The principal and accrued interest of the notes are convertible into units of our securities, whereby for each $1.00 converted the investor will receive one (1) share of post-split common stock and one-half of a warrant to purchase our common stock for a two-year period at an exercise price of $1.75 per share. The notes may be redeemed by us, in whole or in part, on a pro-rata basis, upon not less than ten (10) days nor more than twenty (20) days notice for 120% of the principal amount. By their terms, the notes were to automatically convert into the above described units, however, the issuance of the units cannot occur until after we reverse split our common stock.

The private offering was made to the following six unaffiliated accredited investors. There were no other offers made to any other potential investors.

      Capital Growth Equity Fund I, LLC                           $100,000
      Nicholas Romano                                             $100,000
      Lawrence Wiener                                             $200,000
      Andrew Sirlin                                               $ 25,000
      Edward W. Gordon                                            $ 50,000
      Fenway Advisory Group Pension
         & Profit Sharing Plan                                    $100,000
                                                                  --------
               Total                                              $575,000
                                                                  ========

This offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) and Section 4(6) of the Securities Act of 1933.

On December 5, 2003 we acquired Jade in a merger. In connection with this transaction, we issued an aggregate 85,000,000 shares of our common stock and an aggregate of 82,167 shares of our Series B Convertible Preferred stock to the 49 shareholders of Jade. The issuance of these shares is claimed to be exempt under
Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

2003 EQUITY INCENTIVE PLAN

We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant stock options, stock appreciation rights, restricted stock performance awards and bonus stock awards for up to 3,000,000 shares of our post-reverse-split common stock. The plan designates the Board of Directors the authority to make grants under the plan. On November 17, 2003, the Board of Directors awarded 500,000 shares of bonus stock for future services to the following individuals effective upon the reverse split of our common stock:

      Steven A. Horowitz                                            40,000
      Arnold P. Kling                                               60,000
      Kirk M. Warshaw                                               15,000
      Andrew J. Schenker                                            50,000
      Mark Scharbo                                                  55,000
      John R. D'Angelo                                              35,000
      Herbert Sommer                                                25,000
      Joel Schneider                                                25,000
      John Moran                                                    35,000
      Raymond Barton                                                35,000
      Timothy Schmidt                                               35,000
      Epifanio Almodovar                                            35,000
      Ramona Lanner                                                 10,000
      Michael Krome                                                  5,000
      Alan Cohen                                                    20,000
      Adam Laufer                                                   20,000
                                                                   -------
               TOTAL                                               500,000
                                                                   =======

INFORMATION CONCERNING THE PLAN AND OTHER COMPANY EQUITY COMPENSATION PLANS

The following table sets forth information concerning the number of post-reverse split securities which may be issued under all of our equity compensation plans existing as of December 31, 2003:


-------------------------------------------------------------------------------------------------------------
                                    Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------
                                        (a)                       (b)                        (c)
-------------------------------------------------------------------------------------------------------------
                                                                                    Number of securities
                                                                                   remaining available for
                              Number of securities to      Weighted-average         future issuance under
                              be issued upon exercise      exercise price of      equity compensation plans
                              of outstanding options,    outstanding options,       (excluding securities
Plan Category                   warrants and rights       warrants and rights     reflected in column (a))
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders
                                        -0-                       N/A                     2,500,000
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by
shareholders                            -0-                       N/A                        -0-
-------------------------------------------------------------------------------------------------------------
TOTAL                                   -0-                       N/A                     2,500,000
-------------------------------------------------------------------------------------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On December 5, 2003, the Company acquired Jade by way of merger through the Company's newly formed wholly-owned subsidiary, Jade Acquisition Corp. by issuing 82,167 shares of its Series B Convertible Preferred Stock and 85,000,000 shares of its common stock to the stockholders of Jade.

Jade Entertainment Group, Inc. began operations in 2001. Jade, since its inception, has been developing its technology, marketing its website to potential advertisers and building consumer awareness of Jade's website and services. Jade's revenue to date has been from website revenue through which Jade operates Askjade.com, a specialty search engine for the adult entertainment industry. Its search engine allows internet users to enter a word, phrase or plain English query describing what they want to locate on the internet. As a website owner Jade is paid a commission and is rewarded for sending customers to the companies website.

In December of 2003 Jade purchased fifty digitally mastered tapes containing adult content. Each tape contains approximately two hours of raw footage which Jade intends to convert into a DVD format . In April 2004 Jade expects to release the first of fifty movies on DVD format which will be sold to distributors at the wholesale level as well as stores at the retail level. Jade expects to release between six to eight videos in 2004, however, the time frame of these releases is subject to change.

We expect an increase in revenue beginning in 2004 due to the expected sales of the DVD's and from the new websites being created which will give the viewer an opportunity to view scenes of the videos for a fee.

 As a result of purchasing the video library we expect our selling, general, and administrative expenses, and video production costs to increase in 2004 and 2005 as we hire new personnel (web designers) and start to put more videos into production and get them ready for distribution. We therefore expect that our net losses will increase in 2004 to be offset to a limited degree by revenue from the sale of our videos and increased traffic to our website.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of those accounting policies can be found in the footnotes to the consolidated financial statements included elsewhere in this report. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

VIDEO LIBRARY

During 2003 we acquired fifty digitally mastered tapes containing adult content, which we intend to convert into DVD format and other adult media entertainment. These costs will be amortized proportionately with revenue recognition related to the distribution of the products and licensing revenues. Management believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization will be adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. No films were produced as of December 31, 2003.

REVENUE RECOGNITION

Revenue recognized by Jade through December 31, 2003 represents revenue from its search engine. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue to be generated under the sale/distribution of its DVD's and other media entertainment will be recognized upon shipment of the merchandise.

RESULTS OF OPERATIONS

The following tables include consolidated statements of operations data for the twelve months ended December 31, 2003 and 2002 expressed as a percentage of revenues.

                                                           Years Ended
                                                           December 31,
                                                      ---------------------
                                                         2003         2002
                                                      --------     --------
      Revenues
              Website Revenue                           100.00       100.00
               Total Revenue                            100.00       100.00

      Cost of Revenue
               Affiliate Costs                           36.00        0.000
               Website Hosting                           27.00        74.00
                                                      --------     --------
               Total cost of revenues                    63.00        74.00

      Operating Expenses
                Selling, general and administrative    1859.00       862.00
                Stock Based Compensation                 00.00        58.00
                                                      --------     --------
                Total operating expenses               1859.00       920.00

      Other Income (Expense)
                Interest                               (807.00)       00.00
                Financing Costs                         (73.00)       00.00
                                                      --------     --------
               Total other income (expense)            (880.00)       00.00

      Net Loss                                        (2704.00)%    (894.00)%
                                                      ========     ========

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUES - Our total revenues were $6,878 for the year ended December 31, 2003 a decrease of $5,717 or 45% from the corresponding period in 2002. All of our revenue during the years ended December 31, 2003 and 2002 were derived from our website. We believe revenues generated by Jade's website will increase in 2004 due to the increased volume of adult content, which a subscriber can pay for which shows scenes from Jade's upcoming video releases. The decrease in website revenue was the result of increased internet competition, lack of new adult content on Jade's website, and a decrease in spending on marketing and advertising campaigns.

COST OF REVENUES - Our cost of revenues were $4,334 for the year ended December 31, 2003, a decrease of $5,001 or 54% from the corresponding period of 2002. The decrease was due to less affiliate payouts as a result of decreasing website traffic flow to the affiliate websites.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $127,883 for the year ended December 31, 2003, an increase of $19,562 or 17.8% over the corresponding period in 2002. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees hired in the fourth quarter 2003.

NET LOSS - Our net loss was $185,955 for the year ended December 31, 2003, an increase of $73,400 over the corresponding period in 2002. The increase in net loss was in part the result of interest and financing costs relating to shareholders of Dominix who held convertible debentures that in turn decided not to convert their notes into common stock and decided to hold the notes, therefore accruing interest. In addition a full time receptionist, and computer administrator were hired in the fourth quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, our cash and cash equivalents totaled $314,875, as compared with $2,240 at December 31, 2002. This increase in cash was primarily due to $500,000 received in a bridge financing From sales to private investors net of placement fees in the fourth quarter of 2003. Dominix granted warrants to purchase a total of 287,500 post-split shares of its common stock at an exercise price of $1.75 per share. These warrants were issued in connection with the placement of $575,000, 7% convertible notes.

Net cash used in operating activities was $132,997 for the year ended December 31, 2003 compared to $104,318 for the year ended December 31, 2002. The increase in the net cash used in operating activities was principally due to the purchase of the video library in the amount of $50,000 which was offset by the amortization of deferred financing costs and debt discount totaling $54,900 as well as an increase in accrued liabilities in the amount of $50,986.

Net cash provided in investing activities was $489,699 for the year ended December 31, 2003 compared to net cash provided in investing activities of $0 for the year ended December 31, 2002. The net cash provided was a result of funding from investors who received 7% convertible notes which are convertible into units of securities, net of purchases of computer equipment.

Net cash used from financing activities was $44,067 for the year ended December 31, 2003 as compared to net cash used in financing activities of $0 for the year ended December 31, 2002. The major financing activities, which took place over the two years, included the gross proceeds of $575,000 from the sale of our convertible debentures which was advanced to Jade to be used as working capital.

In view of our accumulated deficit and recurring losses, our auditors have added an explanatory paragraph to their report on our financial statements stating that there is substantial doubt about our ability to continue as a going concern. In this regard management is adopting a plan for the development of our video and website product lines as well as seeking additional capital through the private sale of our debt or equity securities. There is no assurance that we will complete any financing or that we will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to fund development expenditures and incur losses until we are able to generate sufficient income and cash flows to meet such expenditures and other requirements. We do not currently have adequate cash reserves to continue to cover such anticipated expenditures and cash requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income tax and marketing related agreements with our affiliates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reports are contained starting Page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

We recently acquired Jade Entertainment Group, Inc. and related companies. These companies are just developing a business and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-K and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who became CFO in December, 2003.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

 A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

CONCLUSIONS

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Each director shall be elected or the term of one year and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Officers of the Company serve at the discretion of the Board of Directors. Mr. Schenker will resign as our sole director and will nominate and elect Raymond Barton and Timothy Schmidt, our CEO and President, respectively, to the Board of Directors ten days after the mailing of an information statement to our shareholders. As of March 30, 2004, our executive officers and directors are as follows:

NAME                 AGE      POSITION                     APPOINTED
--------------------------------------------------------------------------------
Andrew J. Schenker   44       Sole Director                April 30, 2002
Raymond Barton       34       Chief Executive Officer      December 5, 2003
Timothy Schmidt      35       President                    December 5, 2003
Alan Cohen           35       Chief Financial Officer      December 8, 2003

Raymond Barton and Timothy Schmidt co-founded Jade Entertainment Group, Inc. and MarketShare Recovery, Inc. Raymond Barton serves as Chief Executive Officer of the Company and is also Chairman of the Board of Directors, Chief Operating Officer and Chief Technology Officer of MarketShare Recovery, Inc. Mr. Barton also previously served as the Chairman of the Board of Directors and Chief Technology Officer of Jade Entertainment Group, Inc. Prior to co-founding Jade Entertainment Group, Inc. and MarketShare Recovery, Inc., Mr. Barton was a stock broker at Meyers Pollock Robbins, and at Continental Broker Dealers where he served as a retail broker. Mr. Barton also served as Business Development Manager with PcQuote, Inc. and was in charge of developing business contacts and negotiating joint ventures. Prior to that Mr. Barton served as Executive Vice President of Financialweb.com, where his responsibilities included managing the production of online content. Mr. Barton served as the CEO/President of Thinkersgroup, Inc. a mobile wireless software developer, where he developed the Company's business. Mr. Barton attended the State University of New York at Farmingdale, and received a Bachelor of Arts Degree in criminal justice from New York City Police Academy in 1991.

Timothy Schmidt is the President of the Company and he is also the President and CEO of MarketShare Recovery, Inc. since its inception in January 2000. Mr. Schmidt was also the Chief Executive Officer, Chief Financial Officer, President and director of Jade Entertainment Group, Inc. Prior to these positions, Mr. Schmidt served as Chief Operating Officer for Thinkersgroup.com, a wireless developer of software applications where he managed company operations, administration and human resources. Mr. Schmidt attended the State University of New York at Farmingdale where he studied Business Administration from 1989 through 1991.

Mr. Schenker was appointed director, President and Secretary of the Company on April 30, 2002. Mr. Schenker became the sole director of the Company in April 2003. Since January 2002, Andrew J. Schenker has also been the President of CDKnet.com, Inc, where he has been a director since May, 1998. Effective November 2003, Mr. Schenker became the Senior Vice President and Chief Financial Officer of Genio Group, Inc. Prior to November 2003, Mr. Schenker was a Director of Genio Group, Inc. since October 2002 when it was known as National Management Consulting, Inc. From November 1986 to May 2001, he held several financial management positions at Symbol Technologies, Inc., most recently at the position of General Manager for Education Marketing - Worldwide at Symbol Technologies, Inc. He is also the trustee for several trusts and a public foundation, as well as an executive committee member of the Smithtown School District Industry Advisory Board.

Alan Cohen has served as Chief Financial Officer on a per diem basis from December 2003 to February 2004 before being employed on a full time basis for Dominix. Prior to this position, Mr. Cohen, served as assistant controller for The Alcott Group, a professional employer organization from March 2002 to February 2004 where he managed the daily operations of the accounting department. Prior to this position, Mr. Cohen served as a senior accountant for
J. Pomarico & Company, from January 1997 to January 2002 where he performed accounting and auditing services for a diverse business clientele. Prior to this position Mr. Cohen, served as accountant and warehouse manager for Thermotech International from May 1992 to December 1996 where he performed all accounting functions managed the office as well as warehouse operations. Mr. Cohen attended The New York Institute Of Technology in Westbury New York where he earned his Bachelor Of Science degree in accounting from September 1987-January 1991. Mr. Cohen also has his certified public accountants license in the state of New York.

Effective April 8, 2003, James W. Zimbler resigned as Chairman and Chief Executive Officer of the Company.

DIRECTORS' COMPENSATION

We have a policy of not granting fees to directors who attend a regularly scheduled or special board meeting, however, we may reimburse out-of-state directors for their cost of travel and lodging to attend such meeting.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct for our officers and directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes are filed as exhibits to this Form 10-KSB report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholder are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003 all Section 16(a) filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except Andrew Schenker, Raymond Barton, Timothy Schmidt and Alan Cohen filed their initial report on Form 3 late, based in part on confusion as to the actual closing date of the merger transaction. The Company has developed procedures to improve compliance on an on-going basis.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS AND DIRECTORS

For the fiscal year ended December 31, 2003, we did not pay any compensation to any officers or directors, except that Raymond Barton and Timothy Schmidt each received $5,769 in compensation in December 2003. In addition, in the fiscal year ended December 31, 2002, we did not pay any compensation to any officers or directors.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2001, 2002 and 2003. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                            SUMMARY COMPENSATION TABLE

                                                                                                         Long Term
                                                                         Annual Compensation            Compensation
                                                                      -------------------------       ----------------
                                                      Fiscal Year
                                                    Ended December
Name and Principal Position                               31          Salary ($)      Bonus ($)       Options/SARS (#)
---------------------------                               --          ----------      ---------       ----------------
Andrew J. Schenker (1)                                   2003             $0              $0                 -0-
Former President and Director                            2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

James W. Zimbler (2)                                     2003             $0              $0                 -0-
Former Chairman and Chief Executive Officer              2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

Enrique J. Abreu (3)                                     2003             $0              $0                 -0-
Former Chairman and Chief Executive Officer              2002             $0              $0                 -0-
                                                         2001        $175,000 (4)         $0            1,000,000 (5)

Ric Cmiel (6)                                            2003             $0              $0                 -0-
Former Director                                          2002             $0              $0                 -0-
                                                         2001             $0              $0            1,000,000 (5)

Raymond Barton (7)                                       2003           $5,769            $0                 -0-
Chief Executive Officer                                  2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

Timothy Schmidt(8)                                       2003           $5,769            $0                 -0-
President                                                2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

Alan Cohen (9)                                           2003             $0              $0                 -0-
Chief Financial Officer                                  2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

(1) Mr. Schenker became a director in April 2002 and in April 2003 he became Chairman of the Board of Directors and President. On December 5, 2003 Mr. Schenker resigned as President of the Company.
(2) Mr. Zimbler resigned from his positions as Chairman and Chief Executive Officer effective April 8, 2003.
(3)   Mr. Abreau resigned as Chairman and Chief Executive Officer in April 2002.
(4)   His salary was accrued but not paid during this period.

(5)   Represents   restricted   stock  awards  issued  April  29,  2002  and  is
      pre-Reverse Split.
(6)   Mr. Cmiel resigned his position as Director in April 2002.
(7)   Mr.  Barton became the Company's  Chief  Executive  Officer on December 5,
      2003.
(8)   Mr. Schmidt became the Company's President on December 5, 2003.
(9)   Mr.  Cohen became the  Company's  Chief  Financial  Officer on December 8,
      2003.

EMPLOYMENT AGREEMENTS

As a condition to the merger with Jade, each of Messrs. Raymond Barton, Timothy Schmidt and Alan Cohen entered into employment agreements with Dominix. The following discussions summarize the material terms of their respective employment agreements.

Mr. Barton's agreement is for an initial period of three years, ending on December 8, 2006. The agreement is automatically extended for up to two additional twelve month terms unless either party gives the other 60 days prior notice that it elects not to extend the agreement. Under the Agreement, Mr. Barton receives a base salary of $100,000 per year. In addition to his base salary, Mr. Barton is entitled to a quarterly bonus of 2% of the company's revenues, to a maximum of $20,000 per quarter. Mr. Barton is also entitled to participate in any management bonus plan and entitled to such benefits, health insurance and vacations which are to be provided to other senior executives of the company. As part of the agreement, Mr. Barton has agreed to not disclose material information of the company, agreed not to compete with us, not to solicit our employees and to protect our confidential information.

Mr. Schmidt's agreement is for an initial period of three years, ending on December 8, 2006. The agreement is automatically extended for up to two additional twelve month terms unless either party gives the other 60 days prior notice that it elects not to extend the agreement. Under the agreement, Mr. Schmidt receives a base salary of $100,000 per year. In addition to his base salary, Mr. Schmidt is entitled to a quarterly bonus of 2% of the Company's revenues to a maximum of $20,000 per quarter. Mr. Schmidt is also entitled to participate in any management bonus plan and entitled to such benefits, health insurance and vacations which are to be provided to other senior executives of the company. As part of the agreement, Mr. Schmidt has agreed to not disclose material information of the company, agreed not to compete with us, not to solicit our employees and to protect our confidential information.

Mr. Cohen's agreement is for an initial period of two years, ending on December 8, 2005. The agreement is automatically extended for up to two additional twelve month terms unless either party gives the other 30 days prior notice that elects not to extend the agreement. Under the agreement, Mr. Cohen receives a base salary of $70,000 per year. In addition, upon signing the company agreed to issue Mr. Cohen 100,000 post-split shares, subject to the following vesting schedule:

      o     40,000 shares vesting upon the  effectiveness  of the reverse split;
            and
      o 20,000 shares each shall vest respectively upon Mr. Cohen staying employed by us for twelve months, eighteen months and twenty-four months.

Mr. Cohen's bonus, if any, will be determined by the Board of Directors. Mr. Cohen is entitled to participate in any management bonus plan and entitled to such benefits, health insurance and vacations which are to be provided to the other senior executives of the company. As part of the agreement, Mr. Cohen has agreed to not disclose material information of the company, agreed not to compete with us, not to solicit our employees and to protect our confidential information.

                             OPTION/SAR GRANTS TABLE

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                                                              % of Total
                                                         Options/SARs Granted    Exercise or
                                Fiscal   Options/SARs      to Employees in       Base Price     Expiration
Name                             Year    Granted (#)          Fiscal Year           ($/Sh)          Date
----                             ----    -----------     --------------------    -----------    ----------
Enrique Abreu                    2002      -0-(1)               0.0%                 $0             --
Former Chairman of the Board
and Chief Executive Officer

James W. Zimbler                 2002      -0-(1)               0.0%                 $0             --
Former Chairman of the Board
and Chief Executive Officer

Andrew J. Schenker               2002      -0-(1)               0.0%                 $0             --
President and Director

Ric Cmiel                        2002      -0-(1)               0.0%                 $0             --
Former Director

(1)   No options were granted during fiscal year 2002.

                  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE

                                                                                                         Value of
                                                                                    Number of          Unexercised
                                                                                   Unexercised        In-the-Money
                                                                                 Options/SARs at     Options/SARs at
                                                                                    FY-End (#)         FY-End ($)(1)
                                      Fiscal     Shares Acquired    Value          Exercisable/       Exercisable/
Name                                    Year     on Exercise (#)  Realized ($)    Unexercisable       Unexercisable
----                                    ----     ---------------  ------------    -------------       -------------
Enrique Abreu                           2002           -0-           $0           (E)-0-/(U)-0-       (E)$0/(U)$0
Former Chairman of the Board
and Chief Executive Officer

James W. Zimbler                        2002           -0-           $0           (E)-0-/(U)-0-       (E)$0/(U)$0
Former Chairman of the Board
and Chief Executive Officer

Andrew J. Schenker                      2002           -0-           $0           (E)-0-/(U)-0-       (E)$0/(U)$0
President and Director

Ric Cmiel                               2002           -0-           $0           (E)-0-/(U)-0-       (E)$0/(U)$0
Former Director

(1) There were no outstanding options held by any of our officers or directors during the fiscal year ended December 31, 2003. Based upon the closing price of our common stock of $.02 per share as reported on the NASDAQ OTC Bulletin Board as of December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2004, information with respect to the securities holdings of all persons which we, pursuant to filings with the Securities and Exchange Commission, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock, Series A Preferred Stock and Series B Preferred Stock Also set forth in the table is the beneficial ownership of all shares of our outstanding stock, as of such date, of all officers and directors, individually and as a group.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                         Percent of
                                                                                                         Beneficial
                                                                                                         Ownership &
                                                     Before        After       Before        After      Voting Power
                                                      Jade         Jade        Reverse      Reverse     After Reverse
Name and Address               Class (1) (2)       Acquisition  Acquisition     Split        Split        Split (6)
-----------------------------------------------------------------------------------------------------------------------
Andrew Schenker            Common                      --           --           --         100,000         1.0%
-----------------------------------------------------------------------------------------------------------------------
Director                   Series A Preferred        100,000      100,000      100,000        --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
c/o Dominix, Inc.          Series B Preferred          --           --           --           --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
95 Broadhollow Rd.
-----------------------------------------------------------------------------------------------------------------------
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------------------
Ray Barton                 Common                      --       39,022,921   39,022,921    1,992,088       20.7%
-----------------------------------------------------------------------------------------------------------------------
Chief Executive Officer    Series A Preferred          --           --           --           --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
c/o Dominix, Inc.          Series B Preferred          --        37,796.82    37,796.82       --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
95 Broadhollow Rd.
-----------------------------------------------------------------------------------------------------------------------
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------------------
Timothy Schmidt            Common                      --       19,512,558   19,512,558     996,050      10.36%
-----------------------------------------------------------------------------------------------------------------------
President                  Series A Preferred          --           --           --           --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
c/o Dominix, Inc.          Series B Preferred          --        18,898.41    18,898.41       --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
95 Broadhollow Rd.
-----------------------------------------------------------------------------------------------------------------------
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------------------
Alan Cohen (3)             Common                      --            0            0         100,000           1%
-----------------------------------------------------------------------------------------------------------------------
Chief Financial Officer    Series A Preferred          --           --           --           --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
c/o Dominix, Inc.          Series B Preferred          --           --           --           --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
95 Broadhollow Rd.
-----------------------------------------------------------------------------------------------------------------------
Melville, NY 11747
-----------------------------------------------------------------------------------------------------------------------
Steven A. Horowitz (4)     Common                   4,500,000    4,500,000    4,500,000     716,166         7.5%
-----------------------------------------------------------------------------------------------------------------------
c/o Morritt Hock           Series A Preferred        693,666      693,666      693,666        --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
Hamroff & Horowitz         Series B Preferred          --           --           --           --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
400 Garden City Plaza
-----------------------------------------------------------------------------------------------------------------------
Suite 202
-----------------------------------------------------------------------------------------------------------------------
Garden City, NY 11530
-----------------------------------------------------------------------------------------------------------------------
Snapper Partners LLC (5)   Common                   4,500,000    4,500,000    4,500,000     567,500         5.9%
-----------------------------------------------------------------------------------------------------------------------
545 Madison Avenue         Series A Preferred        545,000      545,000      545,000        --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
6th Floor                  Series B Preferred          --           --           --           --
                           Shares
-----------------------------------------------------------------------------------------------------------------------
New York, NY  10022
-----------------------------------------------------------------------------------------------------------------------
All Officers and           Common                                                          3,188,138       33.2%
Directors
as a Group (4 persons)
-----------------------------------------------------------------------------------------------------------------------

(1) Holders of Series A Preferred Stock are each entitled to 200 votes per share and holders of Series B Convertible Preferred Stock are entitled to 9,506.74 votes per share.

(2) Series A and B Preferred Shares are converted to common stock effective upon the reverse split.

(3) The shares, provided Mr. Cohen is still employed by us, vest according to the following schedule: 40,000 shares vesting and deliverable post the effectiveness of the reverse split and 20,000 shares vesting upon the twelve, eighteen and twenty-four month anniversaries of the effective date of his employment.

(4) Does not include 100,000 shares of Series A Preferred Stock held by the law firm of Morrit Hock Hamroff & Horowitz, of which Mr. Horowitz is a partner. Also does not include 4,500,000 pre-split shares of common stock and 50,000 shares of Series A Preferred Stock held by CDKNet.com, Inc. a company in which Mr. Horowitz is a shareholder and a director and officer.

(5) Does not include 165,000 shares of Series A Preferred Stock each held by Peter Christos and Arnold Kling, individually, the managing members of Snapper Partners, LLC and 4,500,000 pre-split shares of common stock held by Mr. Kling.

(6) Does not include any of the shares to be issued under the 2003 Equity Incentive Plan which will only be issued effective upon the completion of the reverse split.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 29, 2002, the debt-holders of ICON, INC., Nativity Realty, Inc., a company controlled by our former Chairman and CEO, Enrique Abreu and Cornelia Abreu declared a default of the obligations of Dominix in relation to the purchase of ICON, INC. The debt-holders served a demand for collateral due to the default in the aggregate amount of $2,973,799 on Dominix. Pursuant to the demand, both Nativity Realty, Inc. and Cornelia Abreu, elected to take possession of an aggregate 11,850,000 shares of ICON, INC., held as collateral as full consideration of the amount due under the Loan Guarantee and Security Agreement. As a result of this event, the ICON subsidiary is no longer owned by Dominix.

National Management Consulting, Inc., through its subsidiary, Diversified Capital Holdings, LLC, advanced the sum of $13,000 to Dominix in 2002 to provide some of the necessary funds to operate Dominix during the year. Neither National Management Consulting, Inc. nor Diversified Capital Holdings, LLC advanced any funds to Dominix in 2003. National Management's then officer and director, Steven Horowitz, was also a shareholder of Dominix at such time as the advances were made.

On March 28, 2003, National Management Consulting, Inc., sold $50,000 of the debentures it owns to a party that introduced Dalian to Dominix.

Effective April 30, 2002, Dominix entered into a Debt Conversion Agreement with Diversified Capital Holdings, LLC ("Diversified"). Pursuant to the Debt
Conversion Agreement, Dominix approved the issuance of 1,333,333 shares of Series A Convertible Preferred Stock to Diversified, as well as a change in the management and directors of Dominix.

In addition, pursuant to a Debt Conversion Agreement dated as of December 1, 2003 between Dominix and Steven A. Horowitz, Dominix issued 2,106,666 shares of its Series A Convertible Preferred Stock to Mr. Horowitz in full satisfaction of his outstanding $158,000 loan, including accrued interest, to Dominix.

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

      (3) EXHIBITS.

All of the items below are incorporated by reference to the Company's Form, 8-KA as previously filed.

                       EXHIBITS AND SEC REFERENCE NUMBERS

Number   Title of Document

2.1. Merger Agreement dated as of December 5, 2003 between the Company and the principal stockholders of the common stock of Jade Entertainment Group, Inc. (1)

14.1     Code of Business Conduct and Ethics

14.2     Code of Ethics for Financial Executives

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (2)

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (2)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (2)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (2)

99.1 Merger Certificate dated December 19, 2003, as filed in the office of the Secretary of State, State of New York on December 19, 2003 (1)

99.2 Employment Agreement between the Company and Raymond Barton dated December 8, 2003 (1)

99.3 Employment Agreement between the Company and Timothy Schmidt dated December 8, 2003 (1)

99.4 Employment Agreement between the Company and Alan Cohen dated December 8, 2003, as amended January 1, 2004 (2)

99.5 Debt Conversion Agreement dated as of December 1, 2003 between Dominix, Inc. and Steven A. Horowitz (2)

99.6 Settlement Agreement dated as of November 24, 2003 among Dominix, Inc., Ray Vahab, and JDCI (2)

99.7 Settlement Agreement between Dominix, Inc. and Robert Fierman dated as of September 15, 2003 (2)

99.8 Registration Rights Agreement between Dominix, Inc. and holders of Series A Convertible Preferred stock dated as of November 18, 2003 (2)

99.9     Shareholder   Voting  Agreement  between  Dominix,   Inc.  and  certain
         Shareholders of Dominix, Inc. dated as of November 25, 2003 (2)

99.10 Termination Agreement dated March 30, 2004 between the Company and MarketShare Recovery, Inc. (DE) (3)

99.11    Database   License   Agreement   dated  March  30,  2004  between  Jade
         Entertainment Group, Inc. and MarketShare Recovery, Inc. (NY) (3)

99.12    Memorandum  of   Understanding   dated  March  30,  2004  between  Jade
         Entertainment Group, Inc. and MarketShare Recovery, Inc. (NY) relating to Suite 101, 95 Broadhollow Road, Melville, New York (3)

99.13 Amendment to Employment Agreement between the Company and Alan Cohen dated January 1, 2004 (2)
----------
(1)   Filed as exhibits to Form 8-K/A filed on December 19, 2003

(2)   Filed herein

(3)   Filed as exhibits to Form 8-K filed on April 1, 2004

(b) Reports on Form 8-K

We filed a Form 8-K, setting forth the events of the Jade Merger, the Proposal MarketShare Acquisition and the Information Statement Matters, on December 19, 2003 and an amendment on Form 8-K December 19, 2003, indicating the following changes: Item 1, Change of Control of Company; Item 2, Acquisition or disposition of assets; Item 5, Other Information; Item 6 of Financial Information.

We filed a Form 8-K, on October 3, 2003, indicating under item 5, other Events and Regulation FD Disclosure relating to the Amended LOI.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $40,000 from Marcum & Kliegman LLP for the 2003 fiscal year. Such fees were primarily for work completed for our annual audit and reviews of our Form 10-QSB's.

Audit Related Fees. We incurred aggregate fees and expenses of approximately $13,000 from Marcum & Kliegman LLP for the 2003 fiscal year. Such fees were primarily for due diligence related to mergers and acquisitions and accounting consultations related to mergers and acquisitions.

Tax Fees. We incurred no fees from Marcum & Kliegman LLP for the 2003 and 2002 fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. We did not incur any other fees from Marcum & Kliegman LLP during fiscal 2003 or fiscal 2002. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Marcum & Kliegman LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dominix has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOMINIX, INC.


Date:  April 8, 2004                    By: /s/ Raymond Barton
                                           -------------------------------------
                                           Raymond Barton,
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Dominix in the capacities and on the dates indicated.

DATE                                    SIGNATURE / TITLE


April 8, 2004                           By: /s/ Raymond Barton
                                           -------------------------------------
                                           Raymond Barton,
                                           Chief Executive Officer


April 8, 2004                           By: /s/ Timothy Schmidt
                                           -------------------------------------
                                           Timothy Schmidt, President


April 8, 2004                           By: /s/ Alan Cohen
                                           -------------------------------------
                                           Alan Cohen, Chief Financial Officer


April 8, 2004                           By: /s/ Andrew J. Schenker
                                           -------------------------------------
                                           Andrew J. Schenker, Sole Director

                         DOMINIX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                         DOMINIX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                                                       CONTENTS
--------------------------------------------------------------------------------

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                  1

FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                                  2
  Consolidated Statements of Operations                                       3
  Consolidated Statements of Stockholders' Equity (Deficiency)                4
  Consolidated Statements of Cash Flows                                     5-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7-21

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Dominix, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Dominix, Inc. and Subsidiaries a development-stage company (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (July 5, 2001) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominix, Inc. and Subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (July 5, 2001) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2003 and 2002 and for the period from inception (July 5, 2001) through December 31, 2003, the Company has incurred losses of approximately $186,000, $113,000 and $354,000, respectively. In addition, the Company is in default on several convertible notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum & Kliegman LLP

New York, New York
March 12, 2004


                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2003
--------------------------------------------------------------------------------
                                 ASSETS

CURRENT ASSETS
 Cash                                                                 $ 314,875
 Prepaid expenses and other current assets                                1,247
                                                                      ---------

      Total Current Assets                                              316,122

PROPERTY AND EQUIPMENT, Net                                               6,726

OTHER ASSETS
 Video library                                                           50,000
 Due from affiliate                                                      45,567
 Deferred financing costs, net                                           76,000
                                                                      ---------

      TOTAL ASSETS                                                    $ 494,415
                                                                      =========

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Convertible debentures, net of deferred
  debt discount of $527,100                                           $ 289,900
 Accrued expenses and other current liabilities                         197,157
 Due to stockholders and affiliates                                       9,445
                                                                      ---------

      TOTAL CURRENT LIABILITIES                                         496,502
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock - $.001 par value; 5,000,000 shares authorized Series A
  Cumulative Convertible - 3,439,999 shares issued
  and outstanding, liquidation preference of $258,000                     3,440
 Series B Convertible - 82,167 shares issued
  and outstanding, liquidation preference of $6,163                          82
 Common stock - $0.001 par value; 200,000,000 shares
  authorized; 197,140,105 shares issued and outstanding                 197,140
 Additional paid in capital                                             151,209
 Deficit accumulated during development stage                          (353,958)
                                                                      ---------

      TOTAL STOCKHOLDERS' DEFICIENCY                                     (2,087)
                                                                      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $ 494,415
                                                                      =========


                                                              DOMINIX, INC. AND SUBSIDIARIES
                                                               (A Development Stage Company)
                                                       CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------

                                                                           Cumulative Period
                                                  For the Years Ended       July 5, 2001 to
                                                      December 31,            December 31,
                                                 2003             2002           2003
                                             ------------    ------------    ------------

REVENUE                                      $      6,878    $     12,595    $     20,008
                                             ------------    ------------    ------------

COSTS AND EXPENSES
  Cost of revenue                                   4,334           9,335          13,669
  Compensatory element of stock transactions           --           7,294           8,694
  Depreciation                                        119              --             119
  Selling and administrative expenses             127,883         108,521         290,987
                                             ------------    ------------    ------------

      TOTAL COSTS AND EXPENSES                    132,336         125,150         313,469
                                             ------------    ------------    ------------

      OPERATING LOSS                             (125,458)       (112,555)       (293,461)
                                             ------------    ------------    ------------

OTHER EXPENSES
  Interest                                         55,497              --          55,497
  Financing costs                                   5,000              --           5,000
                                             ------------    ------------    ------------

      TOTAL OTHER EXPENSES                         60,497              --          60,497
                                             ------------    ------------    ------------

      NET LOSS                               $   (185,955)   $   (112,555)   $   (353,958)
                                             ============    ============    ============


Basic and Diluted Net Loss Per Share         $       0.00    $       0.00
                                             ============    ============

Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted       92,988,062      66,647,469
                                             ============    ============

                                      DOMINIX, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                      For The Years Ended December 31, 2003 And 2002 And
                                      The Period From Inception (July 5, 2001) Through December 31, 2003
--------------------------------------------------------------------------------------------------------

                                                                                   Preferred Stock
                                                     Common Stock                     Series A
                                                Shares          Amount          Shares        Amount
                                             ------------    ------------    ------------   ------------
BALANCE - July 5, 2001                                --     $         --              --   $         --

Stock issued for services                      19,588,124          19,588              --             --
Sale of stock                                  46,854,793          46,855              --             --
Net loss                                               --              --              --             --
                                             ------------    ------------    ------------   ------------

BALANCE - December 31, 2001                    66,442,917          66,443              --             --

Stock issued for services                      16,642,030          16,642              --             --
Sale of stock                                   1,915,053           1,915              --             --
Net loss                                               --              --              --             --
                                             ------------    ------------    ------------   ------------

BALANCE - December 31, 2002                    85,000,000          85,000              --             --

Shares issued to
 stockholders of Dominix, Inc.                112,140,105         112,140       3,439,999          3,440
Net Loss                                               --              --              --             --
                                             ------------    ------------    ------------   ------------

BALANCE - December 31, 2003                   197,140,105    $    197,140       3,439,999   $      3,440
-------                                      ============    ============    ============   ============


                                                                                             Accumulated
                                                                                               Deficit
                                                  Preferred Stock             Additional       During
                                                      Series B                 Paid-In       Development
                                               Shares         Amount           Capital          Stage          Total
                                             ------------    ------------    ------------   ------------   ------------

BALANCE - July 5, 2001                                --     $         --    $         --   $         --   $         --

Stock issued for services                              --              --         (18,188)            --          1,400
Sale of stock                                      82,167              82          51,163             --         98,100
Net loss                                               --              --              --        (55,448)       (55,448)
                                             ------------    ------------    ------------   ------------   ------------

BALANCE - December 31, 2001                        82,167              82          32,975        (55,448)        44,052

Stock issued for services                              --              --          (9,348)            --          7,294
Sale of stock                                          --              --          59,734             --         61,649
Net loss                                               --              --              --       (112,555)      (112,555)
                                             ------------    ------------    ------------   ------------   ------------

BALANCE - December 31, 2002                        82,167              82          83,361       (168,003)           440

Shares issued to stockholders of Dominix, Inc.         --              --          67,848             --        183,428
Net Loss                                               --              --              --       (185,955)      (185,955)
                                             ------------    ------------    ------------   ------------   ------------

BALANCE - December 31, 2003                        82,167    $         82    $    151,209   $   (353,958)  $     (2,087)
                                             ============    ============    ============   ============   ============


                                                                   DOMINIX, INC. AND SUBSIDIARIES
                                                                   (A Development Stage Company)

                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------

                                                                                        Cumulative Period
                                                                  For the Years Ended     July 5, 2001 to
                                                                     December 31,           December 31,
                                                                 2003            2002          2003
                                                             ------------    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $(185,955)     $ (112,555)    $ (353,958)
                                                             ------------    ------------   ------------
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
Amortization of deferred financing costs                            7,000              --          7,000
Amortization of deferred debt discount                             47,900              --         47,900
Depreciation                                                          119              --            119
Compensatory element of stock transactions                             --           7,294          8,694
Changes in operating assets and liabilities:
Video library                                                     (50,000)             --        (50,000)
Prepaid expenses and other current assets                          (1,247)             --         (1,247)
Deferred revenue                                                   (1,800)            943             --
Accrued expenses and other current liabilities                     50,986              --         50,986
                                                             ------------    ------------   ------------

 TOTAL ADJUSTMENTS                                                 52,958           8,237         63,452
                                                             ------------    ------------   ------------

NET CASH USED IN
OPERATING ACTIVITIES                                             (132,997)       (104,318)      (290,506)
                                                             ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment                                     (6,845)             --         (6,845)
Cash received in recapitalization                                 496,544              --        496,544
                                                             ------------    ------------   ------------

NET CASH PROVIDED BY
INVESTING ACTIVITIES                                              489,699              --        489,699
                                                             ------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                     --          61,649        159,749
Advances to affiliate                                             (44,067)             --        (44,067)
                                                             ------------    ------------   ------------

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                            $ (44,067)       $ 61,649      $ 115,682
                                                             ------------    ------------   ------------


                                                        DOMINIX, INC. AND SUBSIDIARIES
                                                        (A Development Stage Company)

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
--------------------------------------------------------------------------------------------------------

                                                                                        Cumulative Period
                                                                  For the Years Ended     July 5, 2001 to
                                                                     December 31,           December 31,
                                                                 2003            2002          2003
                                                             ------------    ------------   ------------

NET INCREASE (DECREASE) IN CASH                              $    312,635    $    (42,669)  $    314,875

CASH - Beginning                                                    2,240          44,909             --
                                                             ------------    ------------   ------------

CASH - Ending                                                $    314,875    $      2,240   $    314,875
                                                             ------------    ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:

Interest                                                     $         --    $         --   $         --
Taxes                                                        $         --    $         --   $         --

 Non-cash investing and financing activities:

Cash received in recapitalization:

Deferred financing costs                                     $    (83,000)   $         --   $    (83,000)
Convertible debentures, net of deferred debt
discount of $575,000                                              242,000              --        242,000
Accounts payable and accrued expenses                             146,171              --        146,171
Due to stockholder                                                  3,921              --          3,921
Due to affiliate                                                    4,024              --          4,024
                                                             ------------    ------------   ------------
                                                                  313,116              --        313,116
Equity - issuance of common stock                                 183,428              --        183,428
                                                             ------------    ------------   ------------

Cash received from capitalization                            $    496,544    $         --   $    496,544
                                                             ============    ============   ============


                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Business and Reverse Merger

      On December 5, 2003, Dominix Inc., a publicly - traded company with no active business listed on the electronic bulletin board, ("Dominix") acquired 100% of Jade Entertainment Group, Inc. ("Jade"), a privately-held New York Corporation. Jade and Dominix collectively are referred to as "the Company". Jade is a development stage company engaged in the business of operating various adult Internet web-site's including a search engine for adult entertainment. Pursuant to the Merger, the stockholders of Jade received 85,000,000 shares of Dominix's common stock and 82,167 of Dominix's Series B Preferred Stock convertible into 781,140,000 shares of Dominix's common stock. After the issuance of common stock pursuant to various pending conversions including: (i) notes plus accrued interest into 64,000,000 shares of Dominix's common stock, (ii) conversion of accounts payable and accrued interest into 2,000,000 shares of Dominix's common stock, (iii) conversion of Series A Preferred Stock into 687,999,800 shares of Dominix's common stock and (iv) the conversion of Series B Preferred Stock into 781,140,000 shares of Dominix's common stock, the shareholders of Jade will own approximately 50% of the common stock of Dominix. After the merger, the two largest shareholders of Jade assumed the two highest executive positions of Dominix and effective 10 days from the mailing of Dominix's information statement to its stockholders they become members of the board of directors of Dominix.

      Accordingly, this transaction has been accounted for as a reverse merger with Jade as the acquirer of Dominix. The reverse merger was accounted for as a recapitalization of Jade and the stockholders' equity of Jade were retroactively restated to its inception on, July 5, 2001.

      The board of directors of Dominix has approved a one-for-two hundred reverse stock split, which is to become effective upon 20 days after the mailing of an information statement to its stockholders, see note 9.

      Jade since inception has been developing its technology, marketing its website to potential advertisers and building consumer awareness of the Jade's website and services. Jade's website, AskJade.com, is a specialty search engine for the adult entertainment industry. Its search engine allows Internet users to enter a word, phrase or plain English query describing what they want located on the Internet. Its search engine then displays a selection of websites related to that query. In addition, Jade intends to distribute its video library of adult content through both the wholesale and retail channels throughout the United States in 2004. None of its planned principal operations have generated any substantial revenue through December 31, 2003.

      Background of public shell (Dominix)
      --------------------------

      The public company was incorporated under the laws of the state of Colorado on July 30, 1987 as Apache Investments, Inc. In 1995, Apache Investments Inc. changed its name to Medical Management Systems, Inc.
      ("MMSI"). In June 2000, MMSI completed a stock exchange with Bookdigital.com, Inc. ("BookDigital"), where MMSI acquired over 99.7% of the stock of BookDigital. In July of 2000, MMSI reincorporated in Delaware, pursuant to a merger with Dominix, a newly-formed Delaware corporation.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Business and Reverse Merger, continued

      Background of Public Shell (Dominix), continued During 2000, Dominix's business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and was a development-stage company engaged in certain areas of web commerce. In 2001, due to the decline of the internet industry, Bookdigital.com halted development of its www.Bookdigital.com, www.bookdigitalschools.com and www.Lawxpress.com web sites and ceased operations. Through the year ended December 31, 2003, BookDigital has generated no revenues.

      In January of 2001, Dominix acquired approximately 98% of International Controllers, Inc. ("ICON"), a privately-held Delaware corporation, in exchange for shares of its common stock. ICON is a provider of telecommunications services under various ethnics' marketing clubs. In April 2002, the stock of the ICON subsidiary, including all of its operating assets and liabilities, was foreclosed by a related party note holder as full satisfaction of promissory notes and related accrued interest due such related party by ICON. As a result, Dominix had no active business during the period April 2002 through the merger date with Jade.

NOTE 2 - Going Concern and Managements Plans

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the years ended December 31, 2003 and 2002 and for the period from inception (July 5, 2001) through December 31, 2003, the Company had incurred losses of approximately $186,000, $113,000 and $354,000, respectively. The Company is in default on certain convertible notes payable, see note 7. These factors raise substantial doubt about the Company's ability to continue as a going concern. In November 2003, Dominix received proceeds of $575,000 from the sale of Convertible Debentures. The balance of cash at the merger date with Jade amounted to approximately $497,000. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

NOTE 3 - Summary of Significant Accounting Policies

      Principles of Consolidation
      ---------------------------

      The consolidated financial statements include the accounts of Jade from inception (July 5, 2001) to December 31, 2003 and Dominix and BookDigital from the date of merger, December 5, 2003 to December 31, 2003, collectively (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

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

      Video Library
      -------------

      During 2003 the Company acquired fifty digitally mastered tapes containing adult content, which they intent to convert into DVD format and other media entertainment. These costs will be amortized proportionately with revenue recognized related to the distribution of the products and licensing revenues. Management believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization will be adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. No films were produced as of December 31, 2003.

      Property and Equipment
      ----------------------

      Property and equipment are recorded at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is include in income. For financial reporting, depreciation is provided for under the straight-line method, based upon the estimated useful lives of the respective assets. For tax purposes, depreciation is provided for under the accelerated method based upon the estimated useful lives of the respective assets. The estimated useful life of computer equipment is three years.

      Revenue Recognition
      -------------------

      Revenue recognized by Jade through December 31, 2003 represents revenue from its search engine. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue to be generated under the sale of its DVD's and other media entertainment will be recognized upon shipment of the merchandise.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

      Website Development Costs
      -------------------------

      The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of December 31, 2003 there are no capitalized website development costs.

      Advertising Costs
      -----------------

      Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2002 and for the period from inception (July 5, 2001) through December 31, 2003, advertising expense were $4,600, $3,336 and $9,736, respectively.

      Income Taxes
      ------------

      The Company was not required to provide for a provision for income taxes for the years ended December 31, 2003 and 2002, as a result of net operating losses incurred during those periods. As of December 31, 2003, the Company had available approximately $3,032,000 of net operating losses ("NOL") plus a capital loss of approximately $3,013,000 available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2023. At December 31, 2003, the Company has a deferred tax asset of approximately $2,418,000 representing the benefits of its net operating loss and capital loss carryforwards. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 40% and the Company's effective tax rate (0%) is due to the increase in the valuation allowance of $74,000. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended and separate return limitation year ("SRLY") rules.

      Loss Per Share
      --------------

      Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of warrants, convertible debentures and preferred stock discussed in the notes to the consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

      Fair Value of Financial Instruments
      -----------------------------------

      The consolidated financial statements include various estimated fair value information at December 31, 2003 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

      Accounts Payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

      Convertible Debentures: The carrying amounts plus related unamortized deferred debt discount of the debentures approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

      All of the Company's financial instruments are held for purposes other than trading.

      Stock-Based Compensation
      ------------------------

      The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

      The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS 123.

      In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2003.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued

       Stock-Based Compensation, continued
                                                                                             Cumulative
                                                                                            Period July 5,
                                                                  For the Years Ended          2001 to
                                                                      December 31,           December 31,
                                                                 2003             2002          2003
                                                             ------------    ------------   ------------
     Net loss attributable to common stockholders,
       as reported                                           $   (171,769)   $   (121,555)  $   (339,772)

     Add:  stock-based employee compensation
                 expense included in reported net loss
                 applicable to common stockholders                     --              --             --

     Less:  total stock-based employee
               compensation expense determined
               under the fair value-based method of
               all awards                                              --              --             --
                                                             ------------    ------------   ------------

     Proforma net loss attributable to common
       stockholders                                          $   (171,769)   $   (121,555)  $   (339,772)
                                                             ============    ============   ============

     Basic and Diluted Net Loss Attributable to
       Common Stockholders:
         As reported                                         $       0.00    $       0.00   $       0.00
                                                             ============    ============   ============
         Proforma                                            $       0.00    $       0.00   $       0.00
                                                             ============    ============   ============


      Impact of Recently Issued Accounting Standards
      ----------------------------------------------

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position and results of operations.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

      Impact of Recently Issued Accounting Standards, continued
      ---------------------------------------------------------

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after March 31, 2003 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position and results of operations.

      In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

      Impact of Recently Issued Accounting Standards, continued
      ---------------------------------------------------------

      Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN No. 46(R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133, Implementation Issues, that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003. The adoption did not have an impact on the condensed financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Property and Equipment

       Property and equipment consists of the following at December 31, 2003:

     Computer equipment                                           $ 6,845
     Less:  accumulated depreciation                                 (119)
                                                                  -------

               Property and Equipment, Net                        $ 6,726
                                                                  =======

     Depreciation expense for the years ended
      December 31, 2003 and 2002 was $119 and $--, respectively.

NOTE 5 - Deferred Financing Cost

       Deferred financing cost consists of
        the following at December 31, 2003:

     Deferred financing cost                                      $83,000
     Less:  accumulated amortization                               (7,000)
                                                                  -------

               Deferred Financing Cost, Net                       $76,000
                                                                  =======

      Amortization of the deferred financing cost for the years ended December 31, 2003 and 2002 was $7,000 and $--, respectively, see Note 7.


NOTE 6 - Due from Affiliate

      The Company advanced amounts to a public company MarketShare Recovery, Inc ("MarketShare"), related by virtue of common management during the year ended December 31, 2003. The amount due as of December 31, 2003 of approximately $46,000 is unsecured and non-interest bearing. In March 2004, Jade forgave repayment of the amount due in exchange for the use through a sublicense to use MarketShare's database for a term of ten years to be used to operate its website, see note 12.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 7 - Convertible Debentures

      Convertible debentures at December 31, 2003 consist of the following:


      a)    Convertible debenture (default),  due on demand, bearing interest at
            8% per annum.  The debenture  contains a provision for conversion at the holder's option including accrued  interest,  into the Company's common  stock at a  conversion  price  equal  to 70% of the  average closing bid price per share of common stock for the five-day  period prior to such conversion.  The related beneficial conversion feature has been  fully  charged  to  interest  expense  by Dominix in prior
            years.                                                               $100,000

      b)    Convertible debentures (default), due on demand, bearing interest at
            12% per annum. The debentures contain a provision for conversion, at the holder's option including accrued  interest,  into the Company's common  stock at a  conversion  price  equal  to 70% of the  average closing bid price per share of common stock for the five-day  period prior to such conversion,  subject to maximum  conversion  prices of
            $.10 to $.40 per share. The related  beneficial  conversion  feature has been  fully  charged  to  interest  expense  by Dominix in prior
            years.                                                                142,000

      c)    Convertible  debentures,  due November 30, 2004, bearing interest at
            7% per annum. The debentures contain a provision for conversion,  at the  holder's  option  including  accrued  interest on a one for one basis,  into  units of  securities  comprising  of common  stock and warrants to purchase  one-half  share of common stock at $.00875 per share for two years from the date of issuance,  net of deferred debt
            discount of $527,100.                                                  47,900
                                                                                 --------

                Total Convertible Debentures                                      289,900

      Less:  current portion                                                      289,900
                                                                                 --------

                Long-Term Debt, Net of Current Portion                           $     --
                                                                                 ========


      d) The Company entered into agreements with six holders of 12% convertible debentures totaling $112,000 who agreed to convert their debentures for a total of 189,000 shares of common stock to be delivered following any reverse stock split of the Company's outstanding common stock.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Convertible Debentures, continued

      c) In November 2003, Dominix completed the sale of 7% Convertible Debentures resulting in gross proceeds of $575,000. The gross proceeds were allocated 64.05% or $368,270 to the notes and 35.95% or $206,730 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature of $368,270. The debentures may be redeemed by Dominix, on a pro-rata basis for 120% of the principal amount and are automatically convertible into common stock upon completion of the reverse stock split.

      The conversion price and market price of common stock at the date of issuance was $.005 and $.01, respectively. In connection with this private placement, Dominix issued to the placement agents warrants to purchase a total of 3,000,000 shares of the Dominix's Common Stock valued at $23,000 and incurred $60,000 of other debt issuance costs. Such amount was recorded as deferred financing costs and is being charged to interest expense over the term of the loan.

      In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers. The amount allocated to the warrants of $206,730 and the total amount of the beneficial conversion features of $368,270 were both recorded as a deferred debt discount and are being charge to interest expenses over the term of the notes.


NOTE 8 - Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities at December 31, 2003 consist of the following:

      Interest                                                  $  86,960
      Litigation claims                                            52,230
      Professional fees                                            50,479
      Other                                                         7,488
                                                                ---------
                                                                $ 197,157
                                                                =========
NOTE 9 - Stockholders' Deficiency

      During 2002 and 2001, Jade issued 424,799 and 500,000 shares of its common stock for services valued at $7,294 and $1,400, respectively. These shares were retroactively restated at one share of Jade's common stock for 39.18 shares of Dominix's common stock in accordance with the accounting for the recapitalization.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Stockholders' Deficiency, continued

      During 2002 and 2001 Jade sold 48,883 and 1,196,000 shares of its common stock for $61,249 and $98,100, respectively. These shares were retroactively restated at one share of Jade's common stock for 39.18 shares of Dominix's common stock in accordance with the accounting for the recapitalization.

      Series A Cumulative Convertible Preferred
      -----------------------------------------

      Each share has rights including; cumulative dividend rights without stated amount, liquidation preference of $.075 per share, voting rights of 200 votes per share, piggy back registration and is convertible into 200 shares of common stock. Each share is automatically convertible into common stock upon 20 days after the mailing of the information statement to the stockholders, which has not yet been mailed.

      Series B Convertible Preferred
      ------------------------------

      Each share has rights including; liquidation preference of $.075 per share, voting rights of 9,507 votes per share, and is convertible into common stock at a ratio of 1 to 9,507. Each share is automatically convertible into common stock upon 20 days after the mailing of the information statement to the stockholders, which has not yet been mailed.

      Warrants Granted
      ----------------

      Dominix granted warrants to purchase for two years from the date of issuance a total of 57,500,000 shares of its common stock at an exercise price of $.00875 of Dominix's Common Stock in connection with the placement of $575,000, 7% convertible debentures, see note 7.

      Changes in Capital Structure
      ----------------------------

      On December 16, 2003, Dominix filed with the SEC an information statement notifying the stockholders of the Company that written consents from principal stockholders, who collectively own in excess of 50% of the Company's common stock, were obtained and approved an amendment and restatement of its Certificate of Incorporation, which: (i) changes its name to "110 Media Group", (ii) reverse splits the outstanding shares of its common stock one-for-two hundred; (iii) changes the number of shares of common stock the Company is authorized to issue to 50,000,000, (iv) increases the number of shares of preferred stock, no par value, it is authorized to issue from 5,000,000 to 10,000,000, and the adoption of Dominix's 2003 Equity Incentive Plan. These actions will not become effective until 20 days after the mailing of the information statement to the stockholders, which has not yet been mailed.

      On December 18, 2003, Dominix filed with the SEC a registration statement registering 100,000,000 shares of its common stock, $.001 par value, to be issued pursuant to the corporation's 2003 Equity Incentive Plan equal to 500,000 shares of post reverse split common stock, which shall not be issued until the effectiveness of the reverse split of the common stock of the Company.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Stockholders' Deficiency, continued

      2003 Equity Incentive Plan
      --------------------------
      Dominix has a "2003 Equity Incentive Plan" for key employees, consultants and stockholders by providing them with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, thereby encouraging them to continue in the employ of the Company or any of its affiliates. The plan designates the Board of Directors the authority to grant or award to eligible participants of the company and its subsidiaries and affiliates, until November 17, 2013, stock options, stock appreciation rights, restricted stock performance stock awards and bonus stock awards for up to 600,000,000 shares of Dominix's common stock. On November 17, 2003, the Board of Directors awarded 100,000,000 shares (500,000 post reverse stock split) of bonus stock for future services to several individuals effective upon any reverse split of Dominix's common stock.

      Earnings Per Share
      ------------------

      Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


                                                               Pre-Split        Post-Split
                                                            -------------   -------------

Convertible debentures and accrued interest                   179,000,000         895,000
Accounts payable and accrued interest                           2,000,000          10,000
Convertible Series `A' preferred stock                        687,999,800       3,439,999
Convertible Series `B' preferred stock                        781,140,000       3,905,700
Equity grant recipients                                       100,000,000         500,000
Warrants to purchase common stock - deferred financing          3,000,000          15,000
Warrants to purchase common stock - debentures                 57,500,000         287,500
                                                            -------------   -------------

          Total as of December 31, 2003                     1,810,639,800       9,053,199
                                                           ==============   =============

NOTE 10 - Commitments and Contingencies

      Marketing Agreement - related party
      -----------------------------------

      Jade had a marketing agreement with MarketShare on a month to month basis that called for payments of $5,000 per month, which terminated during 2002. Jade paid approximately $26,000 during 2002 relating to this agreement.

      Sublease Agreement - related party
      ----------------------------------

      Jade had a sub-lease agreement with MarketShare that provided for the use of office space, office equipment, telephone, internet access and other amenities as needed. The amount of monthly rent paid was not to exceed $1,800 per month and the agreement was month to month and terminated during 2002. Jade paid approximately $9,000 during 2002 relating to this agreement.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Commitments and Contingencies, continued

      Other Contingencies
      -------------------

      As indicated in Note 1, the operations of Jade are concentrated in the facilitation of electronic identification and distribution of adult content. There may be laws or regulations in the United States or other countries that may affect the operations of the Company.

      Lease Obligations
      -----------------

      Dominix abandoned office space during 2001 under three separate lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. Dominix is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of December 31, 2003 approximate the security deposits retained by the landlords in accordance with these lease agreements.

      Employment Agreements
      ---------------------

      The Company has employment contracts with three key employees through June 2007 that provide for minimum annual salary, adjusted for cost-of-living changes, bonus, certain reimbursed expenses, with an automatic two year extension period.

       Future minimum payments under the contracts are as follows:

          For the Years Ending
              December 31,                    Amount
          ------------------------------------------
               2004                         $270,000
               2005                          270,000
               2006                          200,000
                                           ---------

               Total                        $740,000
                                           =========

      The Company agreed to issue, after its pending 1 for 200 reverse stock split 100,000 shares of its restricted common stock to a key employee that will vest according to the following schedule: 40,000 shares vesting and deliverable post the effectiveness of a reverse split and 20,000 shares vesting upon the, twelve, eighteen and twenty-four month anniversaries of the effective date of his employment.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies, continued

      Litigation
      ----------

      An attorney, Robert Fierman, Esq., served a summons and is seeking the payment of legal fees in the amount of $22,230, plus interest. Dominix and Mr. Fierman entered into an agreement whereby in full settlement of all claims of Mr. Fierman against Dominix, Dominix agreed to issue 10,000 shares of its common stock to be delivered following any reverse stock split of the Company's outstanding common stock. These shares have not been issued as of December 31, 2003.

      In addition, at December 31, Dominix has $30,000 accrued for several legal judgments outstanding. It is reasonably possible that Dominix may settle these claims for an amount different than what has been accrued.


NOTE 11 - Terminated Proposed Acquisitions

      MarketShare Recovery, Inc.
      --------------------------

      In September 2003 Dominix entered into an amended letter of intent (the "Amended LOI") relating to the proposed acquisition by the Company of certain assets of MarketShare Recovery Inc., a Delaware corporation ("MarketShare"). MarketShare is an on-line advertising and marketing company and is a publicly reporting company (OTC BB: MSRY). In March 2004, Dominix entered into a termination agreement with MarketShare Recovery Inc., canceling the proposed acquisition of MarketShare and simultaneously entered into a database license agreement between Jade and MarketShare (see note 12).


NOTE 12 - Subsequent Events

      License Agreement
      -----------------

      In March 2004, Jade entered into a database license agreement with MarketShare to use and to sublicense the use of its database for a term of ten years and forgave the repayment of approximately $46,000 of advances made to MarketShare by Jade.

      Sub-Lease Agreement
      -------------------

      Jade and MarketShare sub agreed to share the expense of office facilities occupied by them jointly under a lease held by MarketShare beginning January 1, 2004.