Form 10KSB/A
period 2004-03-30
DOMINIX INC
filed 2004-05-04
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.


                                  FORM 10-KSB/A


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
 (State of other jurisdiction               (I.R.S. Employer Identification No,)
 of incorporation or organization)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to filed such reports), and (2) has been subject to such filing requirement for the past 90 days. |X| Yes |_| No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form -KSB. |X|

State issuer's revenues for the year ended December 31, 2003 ........$6,878

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 originally filed with the Securities and Exchange Commission on April 8, 2004. The Company is filing this Form 10-KSB/A in response to comments received by the Securities and Exchange Commission on April 27, 2004.


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

On September 22, 2003, we executed an amended letter of intent with Jade which was subsequently further amended on September 26, 2003 (the "Amended LOI") relating to the proposed acquisition by the Company of Jade, a New York corporation and of MarketShare Recovery, Inc. ("MarketShare New York"), a New

York corporation (collectively, the "Transactions"). The amended letter of intent provided for the Company to issue to MarketShare Recovery, Inc., a Delaware corporation ("MarketShare Delaware"), the parent of MarketShare New York, and to the stockholders of Jade a newly created Series B Convertible Preferred Stock convertible into greater than a majority of the issued and outstanding shares of common stock of the Company.


As a condition to the merger with Jade, Dominix agreed to provide funding for Jade in a minimum amount of $500,000. In furtherance of this condition, Mr. Edward W. Gordon, an unaffiliated accredited investor, loaned Dominix $50,000 on October 1, 2003. These monies were advanced to Jade for working capital as part of the $500,000 commitment. On December 1, 2003 we completed a private offering of our 7% convertible notes in the principal amount of $525,000. Mr. Gordon agreed to convert his loan into the 7% convertible note thereby increasing the principal amount of these notes to $575,000. We received net proceeds of $522,500. The offering was made to the following six unaffiliated accredited investors (including Mr. Gordon):

         Capital Growth Equity Fund I, LLC           $100,000
         Nicholas Romano                             $100,000
         Lawrence Wiener                             $200,000
         Andrew Sirlin                               $ 25,000
         Edward W. Gordon                            $ 50,000
         Fenway Advisory Group Pension
            & Profit Sharing Plan                    $100,000
                                                      -------
                  Total                              $575,000

The principal and accrued interest of the notes are convertible into units of our securities. For each $1.00 converted, the investor will receive one (1) share of post-reverse split common stock and one-half of a warrant to purchase our common stock for a two year period at an exercise price of $1.75 per share. Accordingly, the aggregate principal amount of the notes converts into a total of 575,000 shares of post-reverse split common stock and 287,500 warrants.

We used the net proceeds of the private offering of $522,500 to pay outstanding indebtedness of Dominix of approximately $20,000 and the balance was used to fund the operations of Jade.

PLACEMENT AGENT

Adelphia Capital LLC acted as placement agent for the private offering. Adelphia received a gross commission of $52,500 for placing the notes, a portion of which was paid to a sub-placement agent CGF Securities, LLC. Additionally, we issued CGF Securities LLC as a selling agent commission 10,000 warrants to purchase our post-split common stock at an exercise price of $1.00 per share, exercisable for five years and 5,000 warrants to purchase our post-split common stock at $1.75 per share, exercisable for three years.


On December 5, 2003 we acquired 100% of Jade by way of merger through the Company's newly formed wholly owned subsidiary Jade Acquisition Corp. Pursuant to the merger, the stockholders of Jade received 85,000,000 shares of our common stock and 82,167 shares of our Series B preferred stock convertible into 781,140,000 shares of our common stock. After the issuance of common stock pursuant to various pending conversions/issuances including (i) settlement of notes plus accrued interest into 64,000,000 (320,000 post-split) shares of our common stock; (ii) conversion of accounts payable and accrued interest into 2,000,000 (10,000 post-split) shares of our common stock, (iii) conversion of

Series A preferred stock into 687,999,800 (3,439,999 post-split) shares of our common stock, and (iv) the conversion of Series B preferred stock into 781,140,000 (3,905,700 post-split shares of our common stock, the stockholders of Jade will own approximately 50% of our common stock. Effective with the closing of the Jade Merger on December 5, 2003, Raymond Barton and Timothy Schmidt who were the management of Jade, were appointed by the Company's sole director, Mr. Andrew Schenker, as the Company's Chief Executive Officer and President, respectively and Mr. Schenker resigned as President of the Company. Ten days after the mailing of the Company's amended information statement to the shareholders of the Company as set forth below, the Company's sole director, Mr. Andrew J. Schenker, will nominate and elect Messrs. Barton and Schmidt to the Company's Board of Directors and he will resign his position as director of the Company. Mr. Schenker previously was the President of the Company prior to the appointment of Messrs. Schmidt and Barton as the President and Chief Executive Officer, respectively of the Company effective upon the consummation of the Jade Merger. There are no other understandings or arrangements between Mr. Schenker and the new management team of the Company.

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

In addition, in September 2003, the Company entered into three settlement agreements with five investors who invested an aggregate of $112,000 in the Company in exchange for convertible debentures and who alleged that they were entitled to repayment of such investment and/or equity from the Company. The Company agreed to issue an aggregate of 189,000 restricted shares of its common stock to such investors following the Reverse Split and these investors provided conditional general releases to the Company, its officers, directors and shareholders with such releases conditioned upon the delivery of the 189,000 shares.


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

                                                     BID
                                            ---------------------
                      QUARTER ENDED         HIGH              LOW
                      -------------         ----              ---

                          2002
                          ----
                          3/31               .03             .007
                          6/30               .0150           .0001
                          9/30               .0150           .0001
                         12/31               .0150           .0001

                         2003
                         ----
                         3/31                .00             .00
                         6/30                .00             .00
                         9/30                .02             .00
                        12/31                .02             .01

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


         Steven A. Horowitz                 40,000
         Arnold P. Kling                    60,000
         Kirk M. Warshaw                    15,000
         Andrew J. Schenker                 50,000
         Mark Scharbo                       55,000
         John R. D'Angelo                   35,000
         Herbert Sommer                     25,000
         Joel Schneider                     25,000
         John Moran                         35,000
         Raymond Barton                     35,000
         Timothy Schmidt                    35,000
         Epifanio Almodovar                 35,000
         Ramona Lanner                      10,000
         Michael Krome                       5,000
         Alan Cohen                         20,000
         Adam Laufer                        20,000
                                            ------
                  TOTAL                    500,000

INFORMATION CONCERNING THE PLAN AND OTHER COMPANY EQUITY COMPENSATION PLANS

The following table sets forth information concerning the number of post-reverse split securities which may be issued under all of our equity compensation plans existing as of December 31, 2003:

-------------------------------------------------------------------------------------------------------------
                                    Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------
                                        (a) (b) (c)
---------------------------- -------------------------- ------------------------ ----------------------------
                                                                                    Number of securities
                                                                                   remaining available for
                              Number of securities to      Weighted-average         future issuance under
                              be issued upon exercise      exercise price of      equity compensation plans
                              of outstanding options,    outstanding options,       (excluding securities
Plan Category                   warrants and rights       warrants and rights     reflected in column (a))
---------------------------- -------------------------- ------------------------ ----------------------------
Equity compensation plans
approved by shareholders                -0-                       N/A                     2,500,000
---------------------------- -------------------------- ------------------------ ----------------------------

---------------------------- -------------------------- ------------------------ ----------------------------
Equity compensation plans
not approved by
shareholders                            -0-                       N/A                        -0-
---------------------------- -------------------------- ------------------------ ----------------------------

---------------------------- -------------------------- ------------------------ ----------------------------

---------------------------- -------------------------- ------------------------ ----------------------------
TOTAL                                   -0-                       N/A                     2,500,000
---------------------------- -------------------------- ------------------------ ----------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


On December 5, 2003, the Company acquired Jade by way of merger through the Company's newly formed wholly-owned subsidiary, Jade Acquisition Corp., by issuing 82,167 shares of its Series B Convertible Preferred Stock and 85,000,000 shares of its common stock to the stockholders of Jade.

Jade Entertainment Group, Inc. began operations in 2001 as a development stage business. Jade, since its inception, has been developing its technology, marketing its website to potential advertisers and building consumer awareness of Jade's website and services. Jade's revenue to date has been from website revenue through which Jade operates Askjade.com, a specialty search engine for the adult entertainment industry. Its search engine allows internet users to enter a word, phrase or plain English query describing what they want to locate on the internet. As a website owner Jade is paid a commission and is rewarded for sending customers to the companies website.

In December of 2003 Jade purchased fifty digitally mastered tapes containing adult content. Each tape contains approximately two hours of raw footage which Jade intends to convert into a DVD format. In April 2004 Jade plans to release the first of fifty movies on DVD format which will be sold to distributors at the wholesale level as well as stores at the retail level. Jade expects to release between six to eight videos in 2004.

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

RESULTS OF OPERATIONS

The following tables include consolidated statements of operations data for the twelve months ended December 31, 2003 and 2002 and the years ended December 31, 2002 and 2001 expressed as dollar amounts and as a percentage of revenues.

                                            Years Ended                  Years Ended
                                            December 31,                 December 31,
                                      ------------------------     ------------------------
                                         2003          2002           2003          2002
                                      ----------    ----------     ----------    ----------
Revenues
Website Revenue                       $    6,878    $   12,595        100.00        100.00
Total Revenue                         $    6,878    $   12,595        100.00        100.00

Cost of Revenue
Affiliate Costs                            2,461             0         36.00         00.00
Website Hosting                            1,873         9,335         27.00         74.00
Total cost of revenues                     4,334         9,335         63.00         74.00

Operating Expenses
Selling, general and administrative      115,816       108,521       1684.00        862.00
Stock Based Compensation                       0         7,294         00.00         58.00
Total operating expenses                 120,150       115,815       1684.00        920.00
Operating Loss                          (113,272)     (112,555)

Other Income (Expense)
Interest                                  55,497             0       (807.00)        00.00
Financing Costs                            5,000             0        (73.00)        00.00
Total other income (expense)              60,497             0       (880.00)        00.00

Net Loss                              $ (173,769)   $ (112,555)



The following discussion relates to the historical financial statements of Jade an should be read in conjunction with the consolidated financial statements and related notes and the pro forma balance sheet included elsewhere in this information statement.

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

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $127,883 for the year ended December 31, 2003, an increase of $19,362 or 17.8% over the corresponding period in 2002. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees hired in the fourth quarter 2003.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 2001

REVENUES - Our revenues were $12,595 for the year ended December 31,2002 an increase of $12,060 or 2,354% from the corresponding period in 2001. All of our revenue during the year derived from our website as well as traffic to our affiliate's websites in which we earn a fee every time an individual uses our askjade.com search engine and purchases a product or service from our affiliate.

COST OF REVENUES - Our cost of revenue was $9,335 for the year ended December 31,2002, an increase of $9,335 or 100% from the corresponding period of 2001.
The increase was due to the fact that in 2001 Jade did not have a hosting facility in place to run its website. In 2002 Jade had a website host and subsequently started to incur costs.

SELLING GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $115,815 for the year ended December 31, 2002, an increase of $60,689 or 110% over the corresponding period in 2001. The increase in selling, general, and administrative expenses resulted from increased costs associated with marketing and promoting the company as well as office costs needed to meet the company's everyday demands such as rent, payroll, office expenses etc.

NET LOSS - Our net loss was $112,555 for the year ended December 31,2002 an increase of $57,964 over the corresponding period in 2001. The increase in net loss was due to the costs associated with the promoting, marketing, implementing, as well as everyday business expenses needed to make a company grow.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, our cash and cash equivalents totaled $314,875, as compared with $2,240 at December 31, 2002. This increase in cash was primarily due to $500,000 received in the private placement from sales to private investors net of placement fees in the fourth quarter of 2003. Dominix granted two year warrants to purchase a total of 287,500 post-split shares of its common stock at an exercise price of $1.75 per share. These warrants were issued in connection with the placement of $575,000, 7% convertible notes.

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

In 2003 Jade purchased various components of computer equipment totaling $6,845. The additional computers were purchased to accommodate the hiring of computer graphic designers whose contributions should facilitate an increase in traffic flow to Jade's website and should increase our revenue as a result of the increased traffic and awareness.

Net cash provided in investing activities was $489,699 for the year ended December 31, 2003 compared to net cash provided in investing activities of $0 for the year ended December 31, 2002. The net cash provided was a result of funding from investors who received 7% convertible notes which are convertible into units of securities, net of the purchase of computer equipment.

Net cash used from financing activities was $44,067 for the year ended December 31, 2003 as compared to net cash used in financing activities of $0 for the year ended December 31, 2002. The major financing activities, which took place over the two years, included the gross proceeds of $525,000 from the sale of our convertible debentures which was advanced to Jade to be used as working capital.

In November 2003, Dominix completed the sale of 7% convertible debentures resulting in gross proceeds of $575,000. The proceeds were allocated 64.05% or $368,270 to the notes and 35.95% or $206,730 to the warrants. The amount allocated to the warrants of $206,730 and the beneficial conversion in the amount of $368,270 were both recorded as a deferred debt discount and are being charged to interest expense over the term of the notes.

In connection with its private placement of the 7% convertible debentures Dominix issued to the placement agents warrants to purchase a total of 3,000,000 pre-split shares of the Dominix's common stock valued at $23,000 and incurred $60,000 of debt issuance costs associated with the offering. The $60,000 is being recorded as deferred financing costs and is being charged to interest expense over the term of the loan.

As of December 31, 2003 Dominix, Inc and subsidiaries had an increase in accrued expenses and liabilities in the amount of $197,157. This increase is made up of Interest expense, professional fees, and other miscellaneous expenses. From the $197,157 Dominix, Inc actually paid $50,986 to its creditors in 2004 resulting in an add back to cash flows from operating activities for the year ended December 31,2003. The remaining difference in the amount of $146,171 is being included in the recapitalization of Dominix and is disclosed in the supplemental part of the statement of cash flows.

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

FORWARD-LOOKING STATEMENTS; MARKET DATA

The discussion in this information statement contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and, Results of Operations" above. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This information statement contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be assurances that any of our estimates as to our business growth will be achieved.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reports are contained starting Page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


On or about September 30, 2003, Jade dismissed Eisner CPA PC ("Eisner") as its independent auditor. Jade engaged Markum & Kleigman LLP to serve as its independent auditor for the fiscal year ending December 31, 2003.

Eisner's report on Jade's consolidated financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principals.

During the period of Eisner's retention by Jade and through September 30, 2003 there were no disagreements with Eisner on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Eisner's satisfaction, would have caused them to make references to the subject matter in connection with their reports of Jade's consolidated financial statements for such years.

In addition,  Jade believes  that there were no reportable  events as defined in
Item 304(a)(1)(iv)(B) of Regulation S-B.


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

REPORT OF THE AUDIT COMMITTEE

The Audit Committee is made up by our sole director.

The Audit Committee serves in an oversight capacity and is not intended to be part of the Company's operational or managerial decision-making process. Jade's management is responsible for preparing the consolidated financial statements, and its independent auditors are responsible for auditing those statements. The Audit Committee's principal purpose is to monitor these processes.

 In this context, our sole director met and held discussions with management and the independent auditors. Management represented to Mr. Schenker that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis. He also discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees), as amended.


He discussed with the independent auditors the auditors' independence from the Company and its management, including the matters, if any, in the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees). He also considered whether the independent auditors' provision of audit and non-audit services to the Company is compatible with maintaining the auditors' independence.


He discussed with the Company's independent auditors the overall scope and plans for their audit. He met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of the Company's internal controls, disclosure controls and procedures and the overall quality and integrity of the Company's financial reporting.


Based on the reviews and discussions referred to above, he has recommended to the Board, and the Board has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission.


Members of the Audit Committee


Andrew J. Schenker


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

                           SUMMARY COMPENSATION TABLE

                                                                                                          Long Term
                                                                 Annual Compensation                    Compensation
                                                                 -------------------                    ------------
                                                     Fiscal Year
                                                        Ended
Name and Principal Position                          December 31        Salary ($)      Bonus ($)       Options/SARS (#)
---------------------------                          -----------        ----------      ---------       ----------------
Andrew J. Schenker (1)                                   2003             $0              $0                 -0-
Former President and Director                            2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

James W. Zimbler (2)                                     2003             $0              $0                 -0-
Former Chairman and Chief Executive Officer              2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

Enrique J. Abreu (3)                                     2003             $0              $0                 -0-
Former Chairman and Chief Executive Officer              2002             $0              $0                 -0-
                                                         2001        $175,000 (4)         $0            1,000,000 (5)

Ric Cmiel (6)                                            2003             $0              $0                 -0-
Former Director                                          2002             $0              $0                 -0-
                                                         2001             $0              $0            1,000,000 (5)

Raymond Barton (7)                                       2003           $5,769            $0                 -0-
Chief Executive Officer                                  2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

Timothy Schmidt(8)                                       2003           $5,769            $0                 -0-
President                                                2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-

Alan Cohen (9)                                           2003             $0              $0                 -0-
Chief Financial Officer                                  2002             $0              $0                 -0-
                                                         2001             $0              $0                 -0-


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

                             OPTION/SAR GRANTS TABLE

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                INDIVIDUAL GRANTS


                                                                          % of Total
                                                                      Options/SARs Granted   Exercise or
                                         Fiscal     Options/SARs        to Employees in       Base Price     Expiration
Name                                      Year       Granted (#)          Fiscal Year           ($/Sh)          Date
----                                      ----       -----------          -----------        -----------     ----------
Enrique Abreu                             2002         -0- (1)               0.0%                 $0             --
Former Chairman of the Board
and Chief Executive Officer

James W. Zimbler                          2002         -0- (1)               0.0%                 $0             --
Former Chairman of the Board
and Chief Executive Officer

Andrew J. Schenker                        2002         -0- (1)               0.0%                 $0             --
President and Director

Ric Cmiel                                 2002         -0- (1)               0.0%                 $0             --
Former Director


(1) No options were granted during fiscal year 2002.

                  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUE


                                                                                                             Value of
                                                                                        Number of           Unexercised
                                                                                       Unexercised         In-the-Money
                                                                                     Options/SARs at      FY-End ($)(1)
                                                                                       Exercisable/      Options/SARs at
                                      Fiscal     Shares Acquired     FY-End (#)        Exercisable/       Unexercisable
Name                                    Year     on Exercise (#)     Value              Realized ($)      Unexercisable
----                                    ----     ---------------     ---------        ---------------    ---------------
Enrique Abreu                           2002           -0-               $0         (E) -0- / (U) -0-    (E)$0 / (U) $0
Former Chairman of the Board
and Chief Executive Officer

James W. Zimbler                        2002           -0-               $0         (E) -0- / (U) -0-    (E)$0 / (U) $0
Former Chairman of the Board
and Chief Executive Officer

Andrew J. Schenker                      2002           -0-               $0         (E) -0- / (U) -0-    (E)$0 / (U) $0
President and Director

Ric Cmiel                               2002           -0-               $0         (E) -0- / (U) -0-    (E)$0 / (U) $0

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

-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
                                                                                                         Percent of
                                                                                                         Beneficial
                                                                                                         Ownership &
                                                     Before        After       Before        After      Voting Power
                                                      Jade         Jade        Reverse      Reverse     After Reverse
Name and Address               Class (1) (2)       Acquisition  Acquisition     Split        Split        Split (6)
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------

-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Andrew Schenker            Common                      --           --           --         100,000         1.0%
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Director                   Series A Preferred        100,000      100,000      100,000        --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
c/o Dominix, Inc.          Series B Preferred          --           --           --           --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
95 Broadhollow Rd.
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Melville, NY 11747
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------

-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Ray Barton                 Common                      --
                                                                39,022,921   39,022,921    1,992,088       20.7%
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Chief Executive Officer    Series A Preferred          --           --           --           --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
c/o Dominix, Inc.          Series B Preferred          --        37,796.82    37,796.82       --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
95 Broadhollow Rd.
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Melville, NY 11747
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------

-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Timothy Schmidt            Common                      --       19,512,558    19,512,558     996,050      10.36%
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
President                  Series A Preferred          --           --           --           --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
c/o Dominix, Inc.          Series B Preferred          --        18,898.41    18,898.41       --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
95 Broadhollow Rd.
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Melville, NY 11747
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------

-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Alan Cohen (3)             Common                      --            0            0         100,000           1%
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Chief Financial Officer    Series A Preferred          --           --           --           --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
c/o Dominix, Inc.          Series B Preferred          --           --           --           --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
95 Broadhollow Rd.
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Melville, NY 11747
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------

-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Steven A. Horowitz (4)     Common                   4,500,000    4,500,000    4,500,000     716,166         7.5%
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
c/o Morritt Hock           Series A Preferred        693,666      693,666      693,666        --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Hamroff & Horowitz         Series B Preferred          --           --           --           --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
400 Garden City Plaza
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Suite 202
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Garden City, NY 11530
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------

-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
Snapper Partners LLC (5)   Common                   4,500,000    4,500,000    4,500,000     567,500         5.9%
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
545 Madison Avenue         Series A Preferred        545,000      545,000      545,000        --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
6th Floor                  Series B Preferred          --           --           --           --
                           Shares
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
New York, NY  10022
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------

-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
All Officers and           Common                                                          3,188,138
Directors                                                                                                  33.2%
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------
as a Group (4 persons)
-------------------------- ----------------------- ------------ ------------ ------------ ------------ ----------------

(1) Holders of Series A Preferred Stock are each entitled to 200 votes per share and holders of Series B Convertible Preferred Stock are entitled to 9,506.74 votes per share.

(2) Series A and B Preferred Shares are converted to common stock effective upon the reverse split.

(3) The shares, provided Mr. Cohen is still employed by us, vest according to the following schedule: 40,000 shares vesting and deliverable post the effectiveness of the reverse split and 20,000 shares vesting upon the, twelve, eighteen and twenty-four month anniversaries of the effective date of his employment.

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


In addition, pursuant to a Debt Conversion Agreement dated as of December 1, 2003 between Dominix and Steven A. Horowitz, Dominix issued 2,106,666 shares of its Series A Convertible Preferred Stock to Mr. Horowitz in full satisfaction of his outstanding $158,000 loan including accrued interest, to Dominix. The original amount represents accrued and unpaid consulting fees, and sums paid on behalf of Dominix, by a shareholder which debt was acquired by Mr. Horowitz in 2003, plus expenses of Dominix that Mr. Horowitz paid on behalf of Dominix in 2003 prior to the merger with Jade Entertainment Group, Inc.

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

14.2       Code of Ethics for Financial Executives

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (4)

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (4)

32.1       Certification  of  Chief  Executive  Officer  pursuant  to 18  U.S.C.
           Section 1350. (4)

32.2       Certification  of  Chief  Financial  Officer  pursuant  to 18  U.S.C.
           Section 1350. (4)

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

99.13 Amendment to Employment Agreement between the Company and Alan Cohen dated January 1, 2004 (2)

99.14 Settlement Agreement dated as of September 30, 2003 among Dominix, Inc., Salvatore Cerruto and Audra Cerruto (4)

99.15 Settlement Agreement dated as of September 30, 2003 among Dominix, Inc., Tom A. Bibiyan and James Morris (4)

99.16. Settlement Agreement dated as of September 30, 2003 among Dominix, Inc. and Joseph Krajkovich (4)

(1)   Filed as exhibits  to Form 8-K/A  filed on December  19, 2003

(2)   Filed as  exhibits  to Form  10-KSB  filed on April 8,  2004

(3)   Filed as exhibits to Form 8-K filed on April 1, 2004

(4)        Filed herein


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Dominix has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DOMINIX, INC.



Date:  May 4, 2004                   By: /s/ Raymond Barton
                                         ---------------------------------------
                                         Raymond Barton, Chief Executive Officer

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
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred  stock - $.001  par  value;  5,000,000  shares  authorized  Series  A
  Cumulative Convertible - 3,439,999 shares issued
   and outstanding, liquidation preference of $258,000                    3,440
  Series B Convertible - 82,167 shares issued
   and outstanding, liquidation preference of $6,163                         82
 Common stock - $0.001 par value; 200,000,000 shares
  authorized; 197,140,105 shares issued and outstanding                 199,309
 Additional paid in capital                                             149,040
 Deficit accumulated during development stage                          (353,958)
                                                                      ---------

    TOTAL STOCKHOLDERS' DEFICIENCY                                       (2,087)
                                                                      ---------

    TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                                         $ 494,415
                                                                      =========

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------



                                                                                              Cumulative Period
                                                               For the Years Ended             July 5, 2001 to
                                                                   December 31,                  December 31,
                                                              2003              2002                 2003
                                                          -----------------------------------------------------
REVENUE                                                   $     6,878       $    12,595          $    20,008
                                                          -----------       -----------          -----------

COSTS AND EXPENSES
  Cost of revenue                                               4,334             9,335               13,669
  Compensatory element of stock transactions                       --             7,294                8,694
  Depreciation                                                    119                --                  119
  Selling and administrative expenses                         127,883           108,521              290,987
                                                          -----------       -----------          -----------

      TOTAL COSTS AND EXPENSES                                132,336           125,150              313,469
                                                          -----------       -----------          -----------

      OPERATING LOSS                                         (125,458)         (112,555)            (293,461)
                                                          -----------       -----------          -----------

OTHER EXPENSES

  Interest                                                     55,497                --               55,497
  Financing costs                                               5,000                --                5,000
                                                          -----------       -----------          -----------

      TOTAL OTHER EXPENSES                                     60,497                --               60,497
                                                          ===========       ===========          ===========

      NET LOSS                                            $ (185,955)       $ (112,555)          $ (353,958)
                                                          ===========       ===========          ===========

Basic and Diluted Net Loss Per Share                           $0.00             $0.00
                                                               =====             =====

Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted                  92,988,062        66,647,469
                                                         ===========        ==========

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

                                                 DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             For The Years Ended December 31, 2003 And 2002 And
             The Period From Inception (July 5, 2001) Through December 31, 2003

--------------------------------------------------------------------------------



                                                                                  Preferred Stock         Preferred Stock
                                                          Common Stock                 Series A               Series B
                                                      Shares        Amount       Shares       Amount     Shares      Amount
                                                  ---------------------------------------------------------------------------
BALANCE - July 5, 2001                                       --   $       --           --    $     --        --      $  --
-------

  Stock issued for services                          19,588,124       19,588           --          --        --         --
  Sale of stock                                      46,854,793       46,855           --          --    82,167         82
  Net loss                                                   --           --           --          --        --         --
                                                            ---          ---          ---         ---       ---        ---

BALANCE - December 31, 2001                          66,442,917       66,443           --          --    82,167         82
-------

  Stock issued for services                          16,642,030       16,642           --          --        --         --
  Sale of stock                                       1,915,053        1,915           --          --        --         --
  Net loss                                                   --           --           --          --        --         --
                                                            ---          ---          ---         ---       ---        ---

BALANCE - December 31, 2002                          85,000,000       85,000           --          --    82,167         82

  Shares issued to stockholders of Dominix, Inc.    112,140,105      112,140    3,439,999       3,440        --         --
  Net Loss                                                   --           --           --          --        --         --
                                                            ---          ---          ---         ---       ---        ---

BALANCE - December 31, 2003                         197,140,105   $  197,140    3,439,999    $  3,440    82,167      $  82
                                                   ============   ==========   ==========    ========   =======      =====

                                                                     Accumulated
                                                                         Deficit
                                                    Additional       During
                                                      Paid-In      Development
                                                      Capital         Stage         Total
                                                 -------------------------------------------
BALANCE - July 5, 2001                              $      --     $       --      $     --
-------

  Stock issued for services                           (18,188)            --         1,400
  Sale of stock                                        51,163             --        98,100
  Net loss                                                 --         (55,448)      (55,448)
                                                          ---        --------      --------

BALANCE - December 31, 2001                            32,975        (55,448)       44,052
-------

  Stock issued for services                            (9,348)            --         7,294
  Sale of stock                                        59,734             --        61,649
  Net loss                                                 --        (112,555)     (112,555)
                                                          ---       ---------     ---------

BALANCE - December 31, 2002                            83,361       (168,003)          440

  Shares issued to stockholders of Dominix, Inc.       67,848             --       183,428
  Net Loss                                                 --        (185,955)     (185,955)
                                                          ---     -----------     ---------

BALANCE - December 31, 2003                         $ 151,209     $ (353,958)     $ (2,087)
                                                    =========     ==========      ========

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                  Cumulative Period
                                                                         For the Years Ended       July 5, 2001 to
                                                                            December 31,            December 31,
                                                                       2003              2002           2003
                                                                 ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                          $ (185,955)        $(112,555)        $ (353,958)
                                                                   ----------         ---------         ----------
  Adjustments  to reconcile net loss to net cash provided by (used in) operating activities:
    Amortization of deferred financing costs                            7,000                --              7,000
    Amortization of deferred debt discount                             47,900                --             47,900
    Depreciation                                                          119                --                119
    Compensatory element of stock transactions                             --             7,294              8,694
  Changes in operating assets and liabilities:
    Video library                                                     (50,000)               --            (50,000)
    Prepaid expenses and other current assets                          (1,247)               --             (1,247)
    Deferred revenue                                                   (1,800)              943                 --
    Accrued expenses and other current liabilities                     50,986                --             50,986
                                                                   ----------         ---------         ----------

      TOTAL ADJUSTMENTS                                                52,958             8,237             63,452
                                                                   ----------         ---------         ----------

      NET CASH USED IN
        OPERATING ACTIVITIES                                         (132,997)         (104,318)          (290,506)
                                                                   ----------         ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of computer equipment                                       (6,845)               --             (6,845)
  Cash received in recapitalization                                   496,544                --            496,544
                                                                   ----------         ---------         ----------

      NET CASH PROVIDED BY
        INVESTING ACTIVITIES                                          489,699                --            489,699
                                                                   ----------         ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                                       --            61,649            159,749
  Advances to affiliate                                               (44,067)              --             (44,067)
                                                                   ----------         ---------         ----------

    NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                                         $  (44,067)        $  61,649         $  115,682
                                                                   ----------         ---------         ----------

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
--------------------------------------------------------------------------------


                                                                                                  Cumulative Period
                                                                         For the Years Ended       July 5, 2001 to
                                                                            December 31,            December 31,
                                                                       2003              2002           2003
                                                                 ---------------------------------------------------

      NET INCREASE (DECREASE) IN CASH                               $ 312,635        $ (42,669)          $ 314,875

CASH - Beginning                                                        2,240           44,909                  --
                                                                    ---------        ---------           ---------

CASH - Ending                                                       $ 314,875        $   2,240           $ 314,875
                                                                    =========        =========           =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the years for:

    Interest                                                        $      --        $      --           $      --
    Taxes                                                           $      --        $      --           $      --

  Non-cash investing and financing activities:

    Cash received in recapitalization:

      Deferred financing costs                                      $ (83,000)       $      --           $ (83,000)
      Convertible debentures, net of deferred debt
        discount of $575,000                                          242,000               --             242,000
      Accounts payable and accrued expenses                           146,171               --             146,171
      Due to stockholder                                                3,921               --               3,921
      Due to affiliate                                                  4,024               --               4,024
                                                                    ---------        ---------           ---------
                                                                      313,116               --             313,116
      Equity - issuance of common stock                               183,428               --             183,428
                                                                    ---------        ---------           ---------

      Cash received from capitalization                             $ 496,544        $      --           $ 496,544
                                                                    =========        =========           =========

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

       Banner advertisement revenue takes place when an affiliate member places an advertisement banner on the ASKJADE.COM search engine. When a customer clicks on the banner or "flag" the customer is then taken to that affiliate's website. Revenue is only recognized when the customer purchases a product or service from the affiliate, only then does Jade Entertainment Group, Inc earn revenue.

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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

       Stock-Based Compensation, continued

                                                                                                       Cumulative
                                                                                                     Period July 5,
                                                                       For the Years Ended              2001 to
                                                                          December 31,                December 31,
                                                                      2003             2002               2003
                                                                ------------------------------------------------------
     Net loss attributable to common stockholders,
       as reported                                                  $(171,769)        $(121,555)         $(339,772)

     Add:  stock-based employee compensation
                 expense included in reported net loss
                 applicable to common stockholders                         --                --                 --

     Less:  total stock-based employee
               compensation expense determined
               under the fair value-based method of
               all awards                                                    --                --               --
                                                                    ---------         ---------          ---------

     Proforma net loss attributable to common
       stockholders                                                 $(171,769)        $(121,555)         $(339,772)
                                                                    =========         =========          =========


     Basic and Diluted Net Loss Attributable to
       Common Stockholders:

         As reported                                                   $0.00             $0.00             $0.00
                                                                       =====             =====             =====
         Proforma                                                      $0.00             $0.00             $0.00
                                                                       =====             =====             =====

       Impact of Recently Issued Accounting Standards

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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Property and Equipment

       Property and equipment consists of the following at December 31, 2003:

       Computer equipment                                              $6,845
       Less:  accumulated depreciation                                   (119)
                                                                       ------

               Property and Equipment, Net                             $6,726
                                                                       ======

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
                                                                       ========

       b) The Company entered into agreements with six holders of 12% convertible debentures totaling $112,000 who agreed to convert their debentures for a total of 189,000 shares of common stock to be delivered following any reverse stock split of the Company's outstanding common stock.

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

NOTE 8 - Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities at December 31, 2003 consist of the following:

        Interest                                                    $ 86,960
        Litigation claims                                             52,230
        Professional fees                                             50,479
        Other                                                          7,488
                                                                    --------

                                                                        $197,157
                                                                    ========

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

       Earnings Per Share

       Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                                       Pre-Split           Post-Split

      Convertible debentures and accrued interest                                       179,000,000           895,000
      Accounts payable and accrued interest                                               2,000,000            10,000
      Convertible Series `A' preferred stock                                            687,999,800         3,439,999
      Convertible Series `B' preferred stock                                            781,140,000         3,905,700
      Equity grant recipients                                                           100,000,000           500,000
      Warrants to purchase common stock - deferred financing                              3,000,000            15,000
      Warrants to purchase common stock - debentures                                     57,500,000           287,500
                                                                                      -------------        ----------

                Total as of December 31, 2003                                         1,810,639,800         9,053,199
                                                                                      =============        ==========


NOTE 10 - Commitments and Contingencies

       Marketing Agreement - related party

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

       Future minimum payments under the contracts are as follows:

                        For the Years Ending
                             December 31,                      Amount
                  -------------------------------------------------------
                                2004                         $270,000
                                2005                          270,000
                                2006                          200,000
                                                            ---------

                                Total                        $740,000

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