Form 10KSB/A
period 2003-12-31
DOMINIX INC
filed 2004-05-10
CIK 824104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.

                                  FORM 10-KSB/A

                               Amendment - No. 2


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

RESULTS OF OPERATIONS


The following table includes consolidated statements of operations data for the years ended December 31, 2003 and 2002 expressed as dollar amounts and as a percentage of revenues.

                                            Years Ended                  Years Ended
                                            December 31,                 December 31,
                                      ------------------------     ------------------------
                                         2003          2002           2003          2002
                                      ----------    ----------     ----------    ----------
Revenues
Website Revenue                       $    6,878    $   12,595        100.00        100.00
Total Revenue                         $    6,878    $   12,595        100.00        100.00

Cost of Revenue
Affiliate Costs                            2,461             0         36.00         00.00
Website Hosting                            1,873         9,335         27.00         74.00
Total cost of revenues                     4,334         9,335         63.00         74.00

Operating Expenses
Selling, general and administrative      127,883       108,521       1859.00        862.00
Depreciation                                 119             0          2.00          0.00
Stock Based Compensation                       0         7,294         00.00         58.00
Total operating expenses                 128,002       115,815       1861.00        920.00
Operating Loss                          (125,458)     (112,555)

Other Income (Expense)
Interest                                  55,497             0       (807.00)        00.00
Financing Costs                            5,000             0        (73.00)        00.00
Total other income (expense)              60,497             0       (880.00)        00.00

Net Loss                              $ (185,955)   $ (112,555)


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


SELLING GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses were $108,521 for the year ended December 31, 2002, an increase of $59,832 or 110% over the corresponding period in 2001. The increase in selling, general, and administrative expenses resulted from increased costs associated with marketing and promoting the company as well as office costs needed to meet the company's everyday demands such as rent, payroll, office expenses etc.



NET LOSS - Our net loss was $112,555 for the year ended December 31,2002 an increase of $57,107 over the corresponding period in 2001. The increase in net loss was due to the costs associated with the promoting, marketing, implementing, as well as everyday business expenses needed to make a company grow.


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

FORWARD-LOOKING STATEMENTS; MARKET DATA


The discussion in this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.


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


This Annual Report on Form 10-KSB contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be assurances that any of our estimates as to our business growth will be achieved.


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

      (3) EXHIBITS.

All of the items below are incorporated by reference to the Company's Form, 8-KA as previously filed.

                 EXHIBITS AND SEC REFERENCE NUMBERS


Number     Title of Document
------     -----------------

2.1. Merger Agreement dated as of December 5, 2003 between the Company and the principal stockholders of the common stock of Jade Entertainment Group, Inc. (1)

14.1       Code of Business Conduct and Ethics (2)

14.2       Code of Ethics for Financial Executives (2)

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

(4)   Filed as exhibits to Form 10-KSB/A filed on May 4, 2004

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

                                             DOMINIX, INC.


Date:  May 6, 2004                   By: /s/ Raymond Barton
                                         ---------------------------------------
                                         Raymond Barton, Chief Executive Officer

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

                                                 DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                             For The Years Ended December 31, 2003 And 2002 And
             The Period From Inception (July 5, 2001) Through December 31, 2003

--------------------------------------------------------------------------------



                                                                                  Preferred Stock         Preferred Stock
                                                          Common Stock                 Series A               Series B
                                                      Shares        Amount       Shares       Amount     Shares      Amount
                                                  ---------------------------------------------------------------------------
BALANCE - July 5, 2001                                       --   $       --           --    $     --        --      $  --
-------

  Stock issued for services                          19,588,124       19,588           --          --        --         --
  Sale of stock                                      46,854,793       46,855           --          --    82,167         82
  Net loss                                                   --           --           --          --        --         --
                                                   ------------   ----------   ----------    --------   -------      -----

BALANCE - December 31, 2001                          66,442,917       66,443           --          --    82,167         82
-------

  Stock issued for services                          16,642,030       16,642           --          --        --         --
  Sale of stock                                       1,915,053        1,915           --          --        --         --
  Net loss                                                   --           --           --          --        --         --
                                                   ------------   ----------   ----------    --------   -------      -----

BALANCE - December 31, 2002                          85,000,000       85,000           --          --    82,167         82

  Shares issued to stockholders of Dominix, Inc.    112,140,105      112,140    3,439,999       3,440        --         --
  Net Loss                                                   --           --           --          --        --         --
                                                   ------------   ----------   ----------    --------   -------      -----

BALANCE - December 31, 2003                         197,140,105   $  197,140    3,439,999    $  3,440    82,167      $  82
                                                   ============   ==========   ==========    ========   =======      =====

                                                               Accumulated
                                                                 Deficit
                                                   Additional    During
                                                    Paid-In    Development
                                                    Capital       Stage        Total
                                                 ---------------------------------------
BALANCE - July 5, 2001                             $      --    $      --    $      --
-------

  Stock issued for services                          (18,188)          --        1,400
  Sale of stock                                       51,163           --       98,100
  Net loss                                                --      (55,448)     (55,448)
                                                   ---------    ---------    ---------

BALANCE - December 31, 2001                           32,975      (55,448)      44,052
-------

  Stock issued for services                           (9,348)          --        7,294
  Sale of stock                                       59,734           --       61,649
  Net loss                                                --     (112,555)    (112,555)
                                                   ---------    ---------    ---------

BALANCE - December 31, 2002                           83,361     (168,003)         440

  Shares issued to stockholders of Dominix, Inc.      67,848           --      183,428
  Net Loss                                                --     (185,955)    (185,955)
                                                   ---------    ---------    ---------

BALANCE - December 31, 2003                        $ 151,209    $(353,958)   $  (2,087)
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