Form 10QSB
period 2004-03-31
DOMINIX INC
filed 2004-05-21
CIK 824104

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended

                       March 31, 2004 Commission File No.
                                    000-29462

                                  DOMINIX, INC.

             (Exact name of Registrant as specified in its Charter)

                   Delaware                                     13-4127624
--------------------------------------------------------    --------------------
(State or jurisdiction of incorporation or organization)    (IRS  Employer
                                                             Identification No.)

95 Broadhollow Road, Suite 101, Melville, NY                       11747
--------------------------------------------                       -----
(Address of Principal Executive Office)                           (Zip Code)

Registrant's telephone number, including area code:           (631) 385-0007
---------------------------------------------------           --------------

Former name, former address and former fiscal year, if
changed since last report:                                          N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   |X|            No   |_|


The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of May 14, 2004 was 197,140,105.

================================================================================

                                                DOMINIX, INC. AND SUBSIDIARIES
                                                 (A Development Stage Company)

                                                          INDEX TO FORM 10-QSB
------------------------------------------------------------------------------
                                                                     (Unaudited)

                                                                            Page

PART I - FINANCIAL INFORMATION:


Item 1 - FINANCIAL STATEMENTS (Unaudited)

  Condensed Consolidated Balance Sheet                                       1
  Condensed Consolidated Statements of Operations                            2
  Condensed Consolidated Statements of Stockholders' Equity (Deficiency)     3
  Condensed Consolidated Statements of Cash Flows                          4-5


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      6-20

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (Unaudited)

                                                                  March 31, 2004
--------------------------------------------------------------------------------

                           ASSETS

CURRENT ASSETS

  Cash                                                                $ 109,028
  Prepaid expenses and other current assets                               1,419
                                                                      -----------
      Total Current Assets                                              110,447

PROPERTY AND EQUIPMENT, Net                                               9,739

OTHER ASSETS
  Database license, net                                                  41,770
  Video library                                                          56,410
  Deferred financing costs, net                                          55,250
                                                                      -----------
TOTAL ASSETS                                                          $ 273,616
                                                                      ===========
          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Convertible debentures, net of deferred
    debt discount of $383,350                                         $ 433,650
  Accrued expenses and other current liabilities                        199,919
  Due to stockholders and affiliates                                      9,597
                                                                      -----------
TOTAL CURRENT LIABILITIES                                               643,166
                                                                      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

  Preferred stock - $.001 par value; 5,000,000 shares authorized
    Series A Cumulative Convertible - 3,439,999 shares issued
      and outstanding, liquidation preference of $258,000                 3,440
  Series B Convertible - 82,167 shares issued and outstanding,
    liquidation preference of $6,163                                         82
  Common stock - $0.001 par value; 200,000,000 shares
    authorized; 197,140,105 shares issued and outstanding               197,140
  Additional paid in capital                                            151,209
  Deficit accumulated during development stage                         (721,421)
                                                                      -----------
    TOTAL STOCKHOLDERS' DEFICIENCY                                     (369,550)
                                                                      -----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY                                        $ 273,616
                                                                      ===========


                       See notes to condensed consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                              Cumulative Period
                                                For the Three Months Ended     July 5, 2001 to
                                                          March 31,               March 31,
                                                     2004            2003            2004
                                               -----------------------------------------------
REVENUE                                        $       1,891    $       1,531    $      21,899
                                               -------------    -------------    -------------
COSTS AND EXPENSES

  Cost of revenue                                      4,146              328           17,815
  Compensatory element of stock transactions              --               --            8,694
  Depreciation and amortization                        4,545               --            4,664
  Selling and administrative expenses                177,331            2,953          468,318
                                               -------------    -------------    -------------
      TOTAL COSTS AND EXPENSES                       186,022            3,281          499,491
                                               -------------    -------------    -------------
      OPERATING LOSS                                (184,131)          (1,750)        (477,592)
                                               -------------    -------------    -------------
OTHER EXPENSES
  Interest                                           162,582               --          216,079
  Financing costs                                     20,750               --           27,750
                                               -------------    -------------    -------------
      TOTAL OTHER EXPENSES                           183,332               --          243,829
                                               -------------    -------------    -------------
      NET LOSS                                 $    (367,463)   $      (1,750)   $    (721,421)
                                               =============    =============    =============
  Basic and Diluted Net Loss Per Share         $        0.00    $        0.00
                                               =============    =============
  Weighted Average Number of Common
    Shares Outstanding - Basic and Diluted       197,140,105       85,000,000
                                               =============    =============


                       See notes to condensed consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                     (Unaudited)

                                   For the Three Months Ended March 31, 2004 and
                 The Period From Inception (July 5, 2001) Through March 31, 2004
--------------------------------------------------------------------------------



                                                                                  Preferred Stock              Preferred Stock
                                                 Common Stock                         Series A                     Series B
                                                    Shares        Amount        Shares         Amount        Shares        Amount
                                                 ----------------------------------------------------------------------------------
BALANCE - July 5, 2001                                    --   $        --            --   $        --            --   $        --

  Stock issued for services                       19,588,124        19,588            --            --            --            --
  Sale of stock                                   46,854,793        46,855            --            --        82,167            82
  Net loss                                                --            --            --            --            --            --
                                                 -----------   -----------     ---------   -----------   -----------   -----------
BALANCE - December 31, 2001                       66,442,917        66,443            --            --        82,167            82

  Stock issued for services                       16,642,030        16,642            --            --            --            --
  Sale of stock                                    1,915,053         1,915            --            --            --            --
  Net loss                                                --            --            --            --            --            --
                                                 -----------   -----------     ---------   -----------   -----------   -----------
BALANCE - December 31, 2002                       85,000,000        85,000            --            --        82,167            82

Shares issued to stockholders of Dominix, Inc.   112,140,105       112,140     3,439,999         3,440            --            --
  Net Loss                                                --            --            --            --            --            --
                                                 -----------   -----------     ---------   -----------   -----------   -----------
BALANCE - December 31, 2003                      197,140,105       197,140     3,439,999         3,440        82,167            82

  Net Loss                                                --            --            --            --            --            --
                                                 -----------   -----------     ---------   -----------   -----------   -----------
BALANCE - March 31, 2004                         197,140,105   $   197,140     3,439,999   $     3,440        82,167   $        82
                                                 ===========   ===========     =========   ===========   ===========   ===========

                                                                 Accumulated
                                                                   Deficit
                                                   Additional       During
                                                     Paid-In      Development
                                                     Capital         Stage           Total
                                                 --------------------------------------------
BALANCE - July 5, 2001                             $        --    $        --    $        --

Stock issued for services                              (18,188)            --          1,400
Sale of stock                                           51,163             --         98,100
Net loss                                                    --        (55,448)       (55,448)
                                                   -----------    -----------    -----------
BALANCE - December 31, 2001                             32,975        (55,448)        44,052

Stock issued for services                               (9,348)            --          7,294
Sale of stock                                           59,734             --         61,649
Net loss                                                    --       (112,555)      (112,555)
                                                   -----------    -----------    -----------
BALANCE - December 31, 2002                             83,361       (168,003)           440

Shares issued to stockholders of Dominix, Inc.          67,848             --        183,428
Net Loss                                                    --       (185,955)      (185,955)
                                                   -----------    -----------    -----------
BALANCE - December 31, 2003                            151,209       (353,958)        (2,087)

Net Loss                                                    --       (367,463)      (367,463)
                                                   -----------    -----------    -----------
BALANCE - March 31, 2004                           $   151,209    $  (721,421)   $  (369,550)
                                                   ===========    ===========    ===========


                       See notes to condensed consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Cumulative
                                                                                              Period
                                                            For the Three Months Ended   July 5, 2001 to
                                                                      March 31,              March 31,
                                                             2004               2003            2004
                                                            --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                  $   (367,463)   $     (1,750)   $   (721,421)
                                                            ------------    ------------    ------------
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
    Amortization of deferred financing costs                      20,750              --          27,750
    Amortization of deferred debt discount                       143,750              --         191,650
    Depreciation and amortization                                  4,546              --           4,665
    Compensatory element of stock transactions                        --              --           8,694
  Changes in operating assets and liabilities:
    Video library                                                 (6,410)             --         (56,410)
    Prepaid expenses and other current assets                       (172)             --          (1,419)
    Accrued expenses and other current liabilities                 2,762              --          53,748
                                                            ------------    ------------    ------------
       TOTAL ADJUSTMENTS                                         165,226              --         228,678
                                                            ------------    ------------    ------------
      NET CASH USED IN OPERATING
        ACTIVITIES                                              (202,237)         (1,750)       (492,743)
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                                  (3,762)             --         (10,607)
  Cash received in recapitalization                                   --              --         496,544
                                                            ------------    ------------    ------------
      NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES                                      (3,762)             --         485,937
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                                  --              --         159,749
  Advances to affiliate                                              152              --         (43,915)
                                                            ------------    ------------    ------------
      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                  $        152    $         --    $    115,834
                                                            ------------    ------------    ------------


                       See notes to condensed consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Cumulative
                                                                                              Period
                                                            For the Three Months Ended   July 5, 2001 to
                                                                      March 31,              March 31,
                                                             2004               2003            2004
                                                            --------------------------------------------

      NET DECREASE IN CASH                                  $   (205,847)   $     (1,750)   $    109,028

CASH - Beginning                                                 314,875           2,240              --
                                                            ------------    ------------    ------------
CASH - Ending                                               $    109,028    $        490    $    109,028
                                                            ============    ============    ============
SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
    Cash paid during the years for:

    Interest                                                $         --    $         --    $         --
    Taxes                                                   $        455    $         --    $        455

  Non-cash investing and financing activities:

  Cash received in recapitalization:

    Deferred financing costs                                $         --    $         --    $    (83,000)
    Convertible debentures, net of deferred debt
      discount of $575,000                                            --              --         242,000
    Accounts payable and accrued expenses                             --              --         146,171
    Due to stockholder                                                --              --           3,921
    Due to affiliate                                                  --              --           4,024
                                                            ------------    ------------    ------------
                                                                      --              --         313,116
    Equity - issuance of common stock                                 --              --         183,428
                                                            ------------    ------------    ------------
    Cash received from recapitalization                     $         --    $         --    $    496,544
                                                            ============    ============    ============

                       See notes to condensed consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in Dominix, Inc. and Subsidiaries (the "Company") annual report on Form 10-KSB for the year ended December 31, 2003.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and March 31, 2003 and for the period July 5, 2001 through March 31, 2004 have been included.

     The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

NOTE 2 - Business and Reverse Merger

     On December 5, 2003, Dominix Inc., a publicly - traded company with no active business listed on the electronic bulletin board, ("Dominix") acquired 100% of Jade Entertainment Group, Inc. ("Jade"), a privately-held New York Corporation. Jade and Dominix collectively are referred to as "the Company". Jade is a development stage company engaged in the business of operating various adult Internet web-site's including a search engine for adult entertainment. Pursuant to the Merger, the stockholders of Jade received 85,000,000 shares of Dominix's common stock and 82,167 shares of Dominix's Series B preferred stock convertible into 781,140,000 shares of Dominix's common stock. After the issuance of common stock pursuant to various pending conversions including: (i) notes plus accrued interest into 64,000,000 shares of Dominix's common stock, (ii) conversion of accounts payable and accrued interest into 2,000,000 shares of Dominix's common stock, (iii) conversion of series A Preferred Stock into 687,999,800 shares of Dominix's common stock and (iv) the conversion of series B Preferred Stock into 781,140,000 shares of Dominix's common stock, the shareholders of Jade will own approximately 50% of the common stock of Dominix. After the merger, the two largest shareholders of Jade assumed the two highest executive positions of Dominix and effective 10 days from the mailing of Dominix's information statement to its stockholders they become members of the board of directors of Dominix.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 2 - Business and Reverse Merger, continued

     Accordingly, this transaction has been accounted for as a reverse merger with Jade as the acquirer of Dominix. The reverse merger was accounted for as a recapitalization of Jade and the stockholders' equity of Jade were retroactively restated to its inception on, July 5, 2001.

     The Board of Directors of Dominix has approved a one-for-two hundred reverse stock split, which is to become effective upon 20 days after the mailing of an information statement to its stockholders, see Note 10.

     Jade since inception has been developing its technology, marketing its website to potential advertisers and building consumer awareness of the Jade's website and services. Jade's website, AskJade.com, is a specialty search engine for the adult entertainment industry. Its search engine allows Internet users to enter a word, phrase or plain English query describing what they want located on the Internet. Its search engine then displays a selection of websites related to that query. In addition, Jade intends to distribute its video library of adult content through both the wholesale and retail channels throughout the United States in 2004. None of its planned principal operations have generated any substantial revenue through March 31, 2004.

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

     During 2000, Dominix's business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and was a development-stage company engaged in certain areas of web commerce. In 2001, due to the decline of the Internet industry, Bookdigital.com halted development of its www.Bookdigital.com, www.bookdigitalschools.com and www.Lawxpress.com web sites and ceased operations. Through the three months ended March 31, 2004, BookDigital has generated no revenues.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 2 - Business and Reverse Merger, continued

     Background of Public Shell (Dominix), continued

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

NOTE 3 - Going Concern and Managements Plans

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the three months ended March 31, 2004 and 2003 and for the period from inception (July 5, 2001) through March 31, 2004, the Company had incurred losses of approximately $367,000, $1,800 and $721,000, respectively. The Company is in default on certain convertible notes payable, see Note 8. These factors raise substantial doubt about the Company's ability to continue as a going concern. In November 2003, Dominix received proceeds of $575,000 from the sale of Convertible Debentures. The balance of cash at the merger date with Jade amounted to approximately $497,000. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

NOTE 4 - Summary of Significant Accounting Policies

     Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Jade from inception (July 5, 2001) to March 31, 2004 and Dominix and BookDigital from the date of merger, December 5, 2003 to March 31, 2004, collectively (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - Summary of Significant Accounting Policies, continued

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

     Video Library

     During 2003 the Company acquired fifty digitally mastered tapes containing adult content, which they intend to convert into DVD format and other media entertainment. These costs will be amortized proportionately with revenue recognized related to the distribution of the products and licensing revenues. Management believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization will be adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. No films were released as of March 31, 2004.

     Property and Equipment

     Property and equipment are recorded at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is include in income. For financial reporting, depreciation is provided for under the straight-line method, based upon the estimated useful lives of the respective assets. For tax purposes, depreciation is provided for under the accelerated method based upon the estimated useful lives of the respective assets. The estimated useful life of computer equipment and other office equipments is three years.

     Revenue Recognition

     Revenue recognized by Jade through March 31, 2004 represents revenue from its search engine. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue to be generated under the sale of its DVD's and other media entertainment will be recognized upon shipment of the merchandise.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - Summary of Significant Accounting Policies, continued


     Website Development Costs

     The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of March 31, 2004 there are no capitalized website development costs.

     Advertising Costs

     Advertising costs are expensed as incurred. For the three months ended March 31, 2004 and 2003 and for the period from inception (July 5, 2001) through March 31, 2004, advertising expense were $3,088, $0 and $12,824, respectively.

     Income Taxes

     The Company was not required to provide for a provision for income taxes for the three months March 31, 2004 and 2003, as a result of net operating losses incurred during those periods.

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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - Summary of Significant Accounting Policies, continued

     Fair Value of Financial Instruments

     The consolidated financial statements include various estimated fair value information at March 31, 2004 as required by Statement of Financial
     Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - Summary of Significant Accounting Policies, continued

     Stock-Based Compensation, continued

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


                                                                               Cumulative
                                                    For the Years Ended      Period July 5,
                                                            March 31,          2001 to
                                                    ----------------------    December 31,
                                                       2004        2003           2003
                                                    ---------------------------------------
   Net loss attributable to common stockholders,
     As reported                                    $(367,463)  $  (1,750)   $    (721,421)

   Add:  stock-based employee compensation
         expense included in reported net loss
         applicable to common stockholders                 --          --               --

   Less:  total stock-based employee
          compensation expense determined
          under  the  fair  value-based
          method of all awards                             --          --               --
                                                    ---------   ---------    -------------
   Proforma Net Loss Attributable to Common
     Stockholders                                   $(367,463)  $  (1,750)   $    (721,421)
                                                    =========   =========    =============
   Basic and Diluted Net Loss Attributable to
     Common Stockholders:

       As reported                                  $    0.00   $    0.00    $       0.00
                                                    =========   =========    =============
       Proforma                                     $    0.00   $    0.00    $       0.00
                                                    =========   =========    =============

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 5 - Property and Equipment

     Property and equipment consists of the following at March 31, 2004:

    Computer equipment                                               $  8,867
    Office equipments                                                   1,740
                                                                     --------
              Total                                                    10,607
    Less:  accumulated depreciation                                      (868)
                                                                     --------
              Property and Equipment, Net                            $  9,739
                                                                     ========

     Depreciation expense for the three months ended March 31, 2004 and 2003 was $749 and $--, respectively.

NOTE 6 - Database License, Net

     Jade has a database license agreement with MarketShare Recovery Inc., a Delaware corporation ("MarketShare") to use and to sublicense the use of its database for a term of ten years. For financial reporting, amortization is provided for under the straight-line method, based upon the economic useful life of three years. At March 31, 2004, the database license fee net of accumulated amortization of $3,797 was $41,770. Amortization expense for the three-month period ended March 31, 2004 was $3,797.

NOTE 7 - Deferred Financing Cost, Net

     Deferred financing cost consists of the following at March 31, 2004:

    Deferred financing cost                                           $  83,000
    Less:  accumulated amortization                                     (27,750)
                                                                      ---------
              Deferred Financing Cost, Net                            $  55,250
                                                                      =========

     Amortization of the deferred financing cost for the three months ended March 31, 2004 and 2003 was $20,750 and $--, respectively, see Note 8.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 8 - Convertible Debentures

     Convertible debentures at March 31, 2004 consist of the following:

    a) Convertible  debenture  (default),  due on demand,  bearing interest at 8% per annum.  The debenture  contains a provision for  conversion  at  the  holder's  option  including  accrued interest,  into the  Company's  common  stock at a  conversion price equal to 70% of the average  closing bid price per share of  common  stock  for  the  five-day  period  prior  to  such
    conversion.  The  related  beneficial  conversion  feature has    $100,000
    been fully charged to interest expense by Dominix in prior years.

    b) Convertible  debentures (default),  due on demand,  bearing
    interest  at  12%  per  annum.   The   debentures   contain  a
    provision for  conversion,  at the holder's  option  including accrued  interest,  into  the  Company's  common  stock  at  a conversion  price  equal  to 70% of the  average  closing  bid price per share of common stock for the five-day  period prior to such conversion,  subject to maximum  conversion  prices of
    $.10 to $.40 per  share.  The  related  beneficial  conversion     142,000
    feature has been fully charged to interest expense by Dominix in prior years.

    c)  Convertible  debentures,  due November  30, 2004,  bearing interest at 7% per annum.  The debentures  contain a provision for  conversion,  at the  holder's  option  including  accrued interest  on a one for one  basis,  into  units of  securities comprising  of common stock and warrants to purchase  one-half share of common  stock at $.00875 per share for two years from the  date  of  issuance,  net of  deferred  debt  discount  of
    $383,350.                                                          191,650
                                                                       -------
              Total Convertible Debentures                             433,650

    Less:  current portion                                             433,650
                                                                       -------
              Long-Term Debt, Net of Current Portion                   $    --
                                                                       =======

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 8 - Convertible Debentures, continued

     b) The Company has agreements with six holders of 12% convertible debentures totaling $112,000 who agreed to convert their debentures for a total of 189,000 shares of common stock to be delivered following any reverse stock split of the Company's outstanding common stock.

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

NOTE 9 - Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at March 31, 2004 consist of the following:

    Interest                                                         $105,632
    Litigation claims                                                  52,230
    Professional fees                                                  40,479
    Other                                                               1,578
                                                                     --------
                                                                     $199,919
                                                                     ========

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 10 - Stockholders' Deficiency

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

     Series A Cumulative Convertible Preferred

     Each share has rights including; cumulative dividend rights without stated amount, liquidation preference of $.075 per share, voting rights of 200 votes per share, piggy back registration and is convertible into 200 shares of common stock. Each share is automatically convertible into common stock upon 20 days after the mailing of the information statement to the stockholders, which has been mailed on May 14, 2004.

     Series B Convertible Preferred

     Each share has rights including; liquidation preference of $.075 per share, voting rights of 9,507 votes per share, and is convertible into common stock at a ratio of 1 to 9,507. Each share is automatically convertible into common stock upon 20 days after the mailing of the information statement to the stockholders, which has been mailed on May 14, 2004.

     Warrants Granted

     Dominix granted warrants to purchase for two years from the date of issuance a total of 57,500,000 shares of its common stock at an exercise price of $.00875 of Dominix's Common Stock in connection with the placement of $575,000, 7% convertible debentures.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 10 - Stockholders' Deficiency, continued

     Changes in Capital Structure

     On December 16, 2003, Dominix filed with the SEC an information statement notifying the stockholders of the Company that written consents from principal stockholders, who collectively own in excess of 50% of the Company's common stock, were obtained and approved an amendment and restatement of its Certificate of Incorporation, which: (i) changes its name to "110 Media Group", (ii) reverse splits the outstanding shares of its common stock one-for-two hundred; (iii) changes the number of shares of common stock the Company is authorized to issue to 50,000,000, (iv) increases the number of shares of preferred stock, no par value, it is authorized to issue from 5,000,000 to 10,000,000, and the adoption of Dominix's 2003 Equity Incentive Plan. These actions will not become effective until 20 days after the mailing of the information statement to the stockholders, which has been mailed on May 14, 2004.

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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 10 - Stockholders' Deficiency, continued

     Earnings Per Share

     Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                        Pre-Split     Post-Split
                                                        ---------     ----------

    Convertible debentures and accrued interest         179,000,000     895,000
    Accounts payable and accrued interest                 2,000,000      10,000
    Convertible Series `A' preferred stock              687,999,800   3,439,999
    Convertible Series `B' preferred stock              781,140,000   3,905,700
    Equity grant recipients                             100,000,000     500,000
    Warrants  to  purchase  common  stock -  deferred
    financing                                             3,000,000      15,000
    Warrants to purchase common stock - debentures       57,500,000     287,500
                                                      -------------   ---------
              Total as of March 31, 2004              1,810,639,800   9,053,199
                                                      =============   =========

NOTE 11 - Commitments and Contingencies

     Other Contingencies

     As indicated in Note 2, the operations of Jade are concentrated in the facilitation of electronic identification and distribution of adult content. There may be laws or regulations in the United States or other countries that may affect the operations of the Company.

     Lease Obligations

     Dominix abandoned office space during 2001 under three separate lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. Dominix is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of March 31, 2004 approximate the security deposits retained by the landlords in accordance with these lease agreements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies

     Lease Obligations, continued

     Jade and MarketShare sub agreed to share the expense of office facilities occupied by them jointly under a lease held by MarketShare beginning January 1, 2004, requiring future minimum rentals as follows:

                         For the Twelve Months
                           Ending March 31,         Amount
                        ---------------------------------------
                                 2005              $ 14,700
                                 2006                15,435
                                 2007                16,207
                                 2008                17,017
                                                   --------
                                 Total             $ 63,359
                                                   ========

     Employment Agreements

     The Company has employment contracts with three key employees through December 2006 that provide for minimum annual salary, adjusted for cost-of-living changes, bonus, certain reimbursed expenses, with an automatic two year extension period.

     Future minimum payments under the contracts are as follows:

                         For the Years Ending
                             December 31,           Amount
                        ---------------------------------------
                                 2004              $270,000
                                 2005               270,000
                                 2006               200,000
                                                   --------
                                 Total             $740,000
                                                   ========

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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies, continued

     Litigation

     An attorney, Robert Fierman, Esq., served a summons and is seeking the payment of legal fees in the amount of $22,230, plus interest. Dominix and Mr. Fierman entered into an agreement whereby in full settlement of all claims of Mr. Fierman against Dominix, Dominix agreed to issue 10,000 shares of its common stock to be delivered following any reverse stock split of the Company's outstanding common stock. These shares have not been issued as of March 31, 2004.

     In addition, at March 31, 2004 Dominix has $30,000 accrued for several legal judgments outstanding. It is reasonably possible that Dominix may settle these claims for an amount different than what has been accrued.

NOTE 12 - Terminated Proposed Acquisitions

     MarketShare Recovery, Inc.

     In September 2003 Dominix entered into an amended letter of intent (the "Amended LOI") relating to the proposed acquisition by the Company of certain assets of MarketShare. MarketShare is an on-line advertising and marketing company and is a publicly reporting company (OTC BB: MSRY). In March 2004, Dominix entered into a termination agreement with MarketShare Recovery Inc., canceling the proposed acquisition of MarketShare and simultaneously entered into a database license agreement between Jade and MarketShare, see Note 6.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On December  5, 2003,  the  Company  acquired  Jade  Entertainment  Group,  Inc.
("Jade") by way of merger through the Company's newly formed wholly-owned subsidiary, Jade Acquisition Corp., by issuing 82,167 shares of its Series B Convertible Preferred Stock and 85,000,000 shares of its common stock to the stockholders of Jade. The transaction has been accounted for as a reverse merger with Jade as the acquiror.

Jade began operations in 2001 as a development stage business. Jade, since its inception, has been developing its technology, marketing its website to potential advertisers and building consumer awareness of Jade's website and services. Jade's revenue to date has been from website revenue through which Jade operates Askjade.com, a specialty search engine for the adult entertainment industry. Its search engine allows internet users to enter a word, phrase or plain English query describing what they want to locate on the internet. As a website owner Jade is paid a commission and is rewarded for sending customers to the companies website.

In December of 2003 Jade purchased fifty digitally mastered tapes containing adult content. Each tape contains approximately two hours of raw footage which Jade intends to convert into a DVD format. In April 2004 Jade completed the production of the first of fifty movies on DVD format. The DVD's will be sold to distributors at the wholesale level as well as stores at the retail level. Jade expects to release between six to eight videos in 2004.

We expect an increase in revenue during 2004 due to the expected sales of the DVD's and from the new websites being created which will give the viewer an opportunity to view scenes of the videos for a fee.

As a result of purchasing the video library we expect our selling, general, and administrative expenses, and video production costs to increase in 2004 and 2005 as we hire new personnel (web designers) and start to put more videos into production. We therefore expect that our net losses will increase in 2004 to be offset to a limited degree by revenue from the sale of our videos and increased traffic to our website.

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

VIDEO LIBRARY

During 2003 we acquired fifty digitally mastered tapes containing adult content, which we intend to convert into DVD format and other adult media entertainment. These costs will be amortized proportionately with revenue recognition related to the distribution of the products and licensing revenues. Management believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization will be adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. No films were released as of March 31, 2004.

REVENUE RECOGNITION

Revenue recognized by Jade through March 31, 2004 represents revenue from its search engine. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue to be generated under the sale of its DVD's and other media entertainment will be recognized upon shipment of the merchandise.

RESULTS OF OPERATIONS

The following table includes consolidated statements of operations data for the three months ended March 31, 2004 and 2003 expressed as dollar amounts and as a percentage of revenues.

                                                    Three Months                     Three Months
                                                   Ended March 31                   Ended March 31
                                           ------------------------------    -----------------------------
                                                2004             2003             2004            2003
                                           -------------    -------------    -------------   -------------
                                                                             (percentages)   (percentages)
Revenues
     Website Revenue                       $       1,891    $       1,531           100.00          100.00
                                           -------------    -------------    -------------   -------------
      Total Revenue                                1,891            1,531           100.00          100.00

Cost of Revenue
     Affiliate Costs                                 447              328            24.00           21.00
     Website Hosting                               3,699                0           196.00               0
                                           -------------    -------------    -------------   -------------
     Total cost of revenues                        4,146              328           219.00           21.00

Operating Expenses
     Selling, general and administrative         177,331            2,953         9,378.00          193.00
     Depreciation                                  4,545                0           240.00               0
     Stock Based Compensation                          0                0                0               0
                                           -------------    -------------    -------------   -------------
     Total operating expenses                    181,876            3,281         9,618.00          214.00
     Operating Loss                             (184,131)          (1,750)

Other Expense
     Interest                                    162,582                0         8,598.00               0
     Financing Costs                              20,755                0         1,097.00               0
                                           -------------    -------------    -------------   -------------
     Total other expense                         183,332                0         9,695.00               0
                                           -------------    -------------    -------------   -------------

Net Loss                                   $    (367,463)   $      (1,750)
                                           =============    =============


The following discussion relates to the historical financial statements of Dominix, Inc. and subsidiaries and should be read in conjunction with the condensed consolidated financial statements and related notes.

Results of Operations - Inception (July 5, 2001) to March 31, 2004

Our revenues from July 5, 2001 to March 31, 2004 were $21,899. 100% of the revenue earned was from our internet search engine AskJade.com as well as fees from our affiliate/referral programs. Total costs and expenses from July 5, 2001 to March 31, 2004 were 499,491. Expenses were considerably larger than revenues from inception to March 31, 2004 due to the fact that Dominix/Jade is a developmental stage company and in the past 6 months the costs necessary in making Dominix/Jade a profitable and viable company have dramatically increased due to hiring of office staff, computer designers, and executive officers. In addition to hiring full time employees, computer, office, and production equipment were needed in order for our business to grow and help us meet our customer demands on a daily basis. Interest and financing costs increased as a result of the Company's private placement.

Results of Operations - Comparison of Three Months Ending March 31,
2004 and 2003

REVENUES

Our total revenues were $1,891 for the quarter ended March 31, 2004 an increase of $360 or 24% from the corresponding period in 2003. All of our revenue during the quarters ended March 31, 2004 and 2003 were derived from our website. We believe revenues generated by Jade's website will increase in 2004 due to the increased volume of adult content, which a subscriber can pay for and view scenes from Jade's upcoming video releases.

COST OF REVENUES

Our cost of revenues were $4,146 for the quarter ended March 31, 2004, an increase of $3,818 or 1,264% from the corresponding period of 2003. The increase in cost of revenues resulted primarily from increased website design and hosting costs needed in the promoting and marketing of our websites.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization were $4,545 for the quarter ended March 31, 2004 an increase of $4,545 or 100% over the corresponding period in 2003. The increase in depreciation and amortization is a result of computer equipment purchases which is being depreciated over 3 years as well as the amortizing of Jades database license agreement with Marketshare Recovery, Inc. which is being amortized over 3 years.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $177,331 for the quarter ended March 31, 2004, an increase of $174,378 or 6000% over the corresponding period in 2003. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees hired in the fourth quarter 2003, as well as for accounting and legal services rendered.

OTHER EXPENSES

Other expenses were $183,332 for the quarter ending March 31, 2004 an increase of $183,332 or 100% over the corresponding period in 2003. The increase is due to the amortizing of deferred debt discount and deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, our cash and cash equivalents totaled $109,028, as compared with $490 at March 31, 2003. This increase in cash was primarily due to the sale of $575,000 7% convertible debentures. The Company received approximately $500,000, net of expenses, in connection with the sale.

Net cash used in operating activities was $202,237 for the three months ended March 31, 2004 compared to $1750 for the three months ended March 31, 2003. The increase in cash used relates to the hiring of website designers, computer graphic designers and additional administrative staff required to implement the Company's business plan.

Net cash used in Investing activities was $3,762 for the three months ended March 31, 2004 compared to net cash used in investing activities of $0 for the same period last year. The increase in cash used for Investing Activities was due to the purchase of additional computers which were necessary due to the hiring of computer graphic designers as well as the purchase of production equipment needed create websites and assist in the production of our video DVD's.

Net cash provided from financing activities was $152 for the three months ended March 31, 2004 as compared to net cash provided in financing activities of $0 for the three months ended March 31, 2003. The $152 represents the net difference of receivable and payable transactions between affiliated companies.

In view of our accumulated deficit and recurring losses there is substantial doubt about our ability to continue as a going concern. In this regard management is adopting a plan for the development of our video and website product lines as well as seeking additional capital through the private sale of our debt or equity securities. There is no assurance that we will complete any financing or that we will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FORWARD-LOOKING STATEMENTS; MARKET DATA

The discussion in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

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

This Quarterly Report on Form 10-QSB contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

ITEM 3:     CONTROLS AND PROCEDURES

We recently acquired Jade, which is developing a business and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-QSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who became officers in December, 2003.

PART II - OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

In July 2002 Robert Fierman, Esq., an attorney that worked on the Ray Vahab matter on behalf of the Company, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230.52, plus interest. The Company failed to answer the Complaint and defaulted. Subsequently, in September 2003, the Company and Mr. Fierman have reached an agreement to settle the matter. In full settlement of all claims of Mr. Fierman against the Company, the Company will issue 10,000 shares of common stock (the "Settlement Shares"), such Settlement Shares to contain a restrictive legend and to be issued following the 200-for-1 reverse stock split. Mr. Fierman has provided a general conditional release to the Company, its officers, directors and shareholders with such general release conditioned upon delivery by the Company of the Settlement Shares to Mr. Fierman.

 In addition, in September 2003, the Company entered into three settlement agreements with five investors who invested an aggregate of $112,000 in the Company in exchange for convertible debentures and who alleged that they were entitled to repayment of such investment and/or equity from the Company. The Company agreed to issue an aggregate of 189,000 restricted shares of its common stock to such investors following the 200-for-1 reverse stock split and these investors provided conditional general releases to the Company, its officers, directors and shareholders with such releases conditioned upon the delivery of the 189,000 shares.

ITEM 2:     CHANGES IN SECURITIES

      (a) None

      (b) None

      (c) None

      (d) Not Applicable.

ITEM 3.:    DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.:    OTHER INFORMATION

      None.

ITEM 6.:    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

            10.1 Distribution Agreement dated January 30, 2004 between Jade and X2K Media Service

            31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

            31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

            32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.

            32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

      (b)   Reports on Form 8-K

            1. A Current report on Form 8-K, dated March 30, 2004 was filed on April 1, 2004 to report the termination of an acquisition agreement with MarketShare Recovery, Inc..

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May ___, 2004              DOMINIX, INC.



                                  By: /s/ Raymond Barton
                                      ------------------------------------------
                                        Raymond Barton, Chief Executive Officer

                                  By: /s/ Alan Cohen
                                      ------------------------------------------
                                      Alan Cohen, Chief Financial Officer