Form 10QSB
period 2004-06-30
DOMINIX INC
filed 2004-08-23
CIK 824104

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
       June 30, 2004                              Commission File No. 000-29462

                              110 MEDIA GROUP, INC.
             (Exact name of Registrant as specified in its Charter)

      Delaware                                                  13-4127624
(State or jurisdiction of                                    (IRS Employer
incorporation or organization)                              Identification No.)

95 Broadhollow Road, Suite 101, Melville, NY                         11747
  (Address of Principal Executive Office)                          (Zip Code)

Registrant's telephone number, including area code:    (631) 385-0007

Former name, former address and former fiscal year, if changed since last report: Dominix, Inc.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]            No  [ ]


The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of August 11, 2004 was 16,923,052.



================================================================================

                                                                 Page

PART I - FINANCIAL INFORMATION:


Item 1 - FINANCIAL STATEMENTS (Unaudited)

  Condensed Consolidated Balance Sheet                             1
  Condensed Consolidated Statements of Operations                2-3
  Condensed Consolidated Statements of Cash Flows                4-5


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            6-21

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (Unaudited)

                                                                   June 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
Cash                                                              $     26,402
Prepaid expenses and other current assets                                  929
                                                                  ------------

Total Current Assets                                                             $     27,331

PROPERTY AND EQUIPMENT, Net                                                            11,250

OTHER ASSETS
Database license, net                                                                  37,973
Video library                                                                          60,872
                                                                                 ------------

TOTAL ASSETS                                                                     $    137,426
                                                                                 ============

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Convertible debentures                                            $    130,000
Accrued expenses and other current liabilities                         193,707
Due to stockholders and affiliates                                      14,376
                                                                  ------------

Total Current Liabilities                                                        $    338,083

LONG TERM LIABILITIES
   Due to Stockholders                                                                100,000
                                                                                 ------------

TOTAL LIABILITIES                                                                     438,083
                                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock - $.001 par value; 5,000,000 shares authorized;
no shares issued or outstanding                                                            --
Common stock - $0.001 par value; 50,000,000 shares
authorized; 16,879,237 shares issued and outstanding                                   16,879
Unearned Compensation                                                                 (80,781)
Additional paid in capital                                                          1,259,737
Deficit accumulated during development stage                                       (1,496,492)
                                                                                 ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                       (300,657)
                                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                                                                       $    137,426
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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                                                           Cumulative
                                                                             Period
                                              For the Six Months Ended   July 5, 2001 to
                                                      June 30,              June 30,
                                                 2004          2003           2004
                                             -----------------------------------------
REVENUE                                      $     3,758    $     3,093    $    23,766
                                             -----------    -----------    -----------

COSTS AND EXPENSES
Cost of revenue                                    9,159            328         22,827
Compensatory element of stock transactions        89,219             --         97,913
Depreciation and amortization                      9,274             --          9,392
Selling and administrative expenses              405,489         59,565        693,910
                                             -----------    -----------    -----------

TOTAL COSTS AND EXPENSES                         513,141         59,893        824,042
                                             -----------    -----------    -----------

OPERATING LOSS                                  (509,383)       (56,800)      (800,276)
                                             -----------    -----------    -----------

OTHER EXPENSES
Interest                                         612,401         15,538        668,466
Financing costs                                   20,750             --         27,750
                                             -----------    -----------    -----------

TOTAL OTHER EXPENSES                             633,151         15,538        696,216
                                             -----------    -----------    -----------

NET LOSS                                     $(1,142,534)   $   (72,338)   $(1,496,492)
                                             ===========    ===========    ===========

Basic and Diluted Net Loss Per Share        $       (.29)   $      (.10)
                                             ===========    ===========

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted         3,880,609        743,750
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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                             For the Three Months Ended
                                                      June 30,
                                                2004           2003
                                             --------------------------

REVENUE                                      $     1,867    $     1,561
                                             -----------    -----------
COSTS AND EXPENSES
Cost of revenue                                    5,012            846
Compensatory element of stock transactions        89,219             --
Depreciation and amortization                      4,728             --
Selling and administrative expenses              225,595         20,229
                                             -----------    -----------

TOTAL COSTS AND EXPENSES                         324,554         21,075
                                             -----------    -----------

OPERATING LOSS                                  (322,687)       (19,514)
                                             -----------    -----------

OTHER EXPENSES
Interest                                         452,387          7,769
                                             -----------    -----------

TOTAL OTHER EXPENSES                             452,387          7,769
                                             -----------    -----------

NET LOSS                                     $  (775,074)   $   (27,283)
                                             ===========    ===========

Basic and Diluted Net Loss Per Share         $      (.13)   $      (.04)
                                             ===========    ===========

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                6,035,977        743,750
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

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                                                                      Cumulative
                                                                                        Period
                                                      For the Six Months Ended     July 5, 2001 to
                                                               June 30,                June 30,
                                                         2004            2003            2004
                                                     --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $ (1,142,534)   $    (56,763)   $ (1,496,492)
                                                     ------------    ------------    ------------
 Adjustments  to reconcile  net loss to net
  cash provided by (used in) operating
  activities:
Amortization of deferred financing costs                   76,000              --          83,000
Amortization of deferred debt discount                    527,100              --         575,000
Depreciation and amortization                               9,274              --           9,393
Compensatory element of stock transactions                 89,219              --          97,913
Changes in operating assets and liabilities:
Video library                                             (10,872)             --         (60,872)
Prepaid expenses and other current assets                    (109)             --          (1,356)
Accrued Accounts Receivable                                   426              --             426
Accrued expenses and other current liabilities             69,226          55,538         120,212
                                                     ------------    ------------    ------------

TOTAL ADJUSTMENTS                                         760,264          55,538         823,716
                                                     ------------    ------------    ------------

NET CASH USED IN OPERATING
ACTIVITIES                                               (382,270)         (1,225)       (672,776)
                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment                             (6,203)             --         (13,048)
Cash received in recapitalization                              --              --         496,544
                                                     ------------    ------------    ------------

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                       (6,203)             --         483,496
                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from Stockholders                           100,000              --         100,000
Proceeds from sale of common stock                             --              --         159,749
Advances to affiliate                                          --              --         (44,067)
                                                     ------------    ------------    ------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                 $    100,000    $         --    $    215,682
                                                     ------------    ------------    ------------


             See notes to unaudited condensed consolidated financial statements.

                                                  DOMINIX, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                                                                    Cumulative
                                                                                      Period
                                                      For the Six Months Ended   July 5, 2001 to
                                                               June 30,              June 30,
                                                         2004           2003           2004
                                                    --------------------------------------------
NET (DECREASE) INCREASE  IN CASH                    $   (288,473)   $     (1,225)   $     26,402

CASH - Beginning                                         314,875           2,240              --
                                                    ------------    ------------    ------------

CASH - Ending                                       $     26,402    $      1,015    $     26,402
                                                    ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:

Taxes                                               $      1,880    $         --    $      1,880

 Non-cash investing and financing activities:

Conversion of debt                                  $    687,000                    $    687,000
Conversion of accrued liabilities                   $     69,226                    $     69,226

Cash received in recapitalization:
Deferred financing costs                            $         --    $         --    $    (83,000)
Convertible debentures, net of deferred debt
discount of $575,000                                          --              --         242,000
Accounts payable and accrued expenses                         --              --         146,171
Due to stockholder                                            --           3,921
Due to affiliate                                              --              --           4,024
                                                    ------------    ------------    ------------
                                                              --              --         313,116
Equity - issuance of common stock                             --              --         183,428
                                                    ------------    ------------    ------------

Cash received from recapitalization                 $         --    $         --    $    496,544
                                                    ============    ============    ============


             See notes to unaudited condensed consolidated financial statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in 110 Media Group, Inc. and ("the company") (formerly known as Dominix Inc. and subsidiary "Dominx") annual report on Form 10-KSB for the year ended December 31, 2003.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004 and the results of operations and cash flows for the six-month periods ended June 30, 2004 and June 30, 2003 and for the period July 5, 2001 through June 30, 2004 have been included.

      The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.


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

      Jade since inception has been developing its technology, marketing its website to potential advertisers and building consumer awareness of the Jade's website and services. Jade's website, AskJade.com, is a specialty search engine for the adult entertainment industry. Its search engine allows Internet users to enter a word, phrase or plain English query describing what they want located on the Internet. Its search engine then displays a selection of websites related to that query. In addition, Jade intends to distribute its video library of adult content through both the wholesale and retail channels throughout the United States in 2004. None of its planned principal operations have generated any substantial revenue through June 30, 2004.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - Business and Reverse Merger

      On June 4, 2004, Dominix Inc. and subsidiary effected the one-for-two hundred reverse stock split as well as changed its name to "110 Media Group, Inc." and changed its trading symbol on the OTC-Bulletin Board to OTEN.

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

      During 2000, Dominix's business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and was a development-stage company engaged in certain areas of web commerce. In 2001, due to the decline of the Internet industry, Bookdigital.com halted development of its www.Bookdigital.com, www.bookdigitalschools.com and www.Lawxpress.com web sites and ceased operations. Through the six months ended June 30, 2004, BookDigital has generated no revenues.

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - Going Concern and Managements Plans

      The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the six months ended June 30, 2004 and 2003 and for the period from inception (July 5, 2001) through June 30, 2004, the Company had incurred losses of approximately $1,143,000 $72,000 and $1,496,000 respectively. The Company is in default on certain convertible notes payable, see Note 7. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the six month period ended June 30, 2004 the company received $100,000 advanced from its stockholders to pay operating expenses. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

NOTE 4 - Summary of Significant Accounting Policies

      Principles of Consolidation The condensed consolidated financial statements include the accounts of Jade from inception (July 5, 2001) to June 30, 2004 and Dominix and BookDigital from the date of merger, December 5, 2003 to June 30, 2004, collectively (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - Summary of Significant Accounting Policies, continued

      Video Library During 2003 the Company acquired fifty digitally mastered tapes containing adult content, which they intend to convert into DVD format and other media entertainment. Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and
      participation          costs          accrued,          using          the
      individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributors, historical results and management's knowledge of the industry. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period.

      In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value

      Property and Equipment Property and equipment are recorded at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is include in income. For financial reporting, depreciation is provided for under the straight-line method, based upon the estimated useful lives of the respective assets. For tax purposes, depreciation is provided for under the accelerated method based upon the estimated useful lives of the respective assets. The estimated useful life of computer equipment and other office equipments is three years.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Revenue Recognition

      Revenue recognized by Jade through June 30, 2004 represents revenue from its search engine. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue generated under the sale of its DVD's and other media entertainment is recognized upon shipment of the merchandise.

      Website Development Costs

      The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of June 30, 2004 there are no capitalized website development costs.

      Advertising Costs

      Advertising costs are expensed as incurred. For the six months ended June 30, 2004 and 2003 and for the period from inception (July 5, 2001) through June 30, 2004, advertising expense were $3,431, $0 and $13,167, respectively.

      Income Taxes

      The Company was not required to provide for a provision for income taxes for the six-month periods ended June 30, 2004 and 2003, as a result of net operating losses incurred during those periods.

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Fair Value of Financial Instruments The consolidated financial statements include various estimated fair value information at June 30, 2004 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

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


                                                          For the Six Months Ended
                                                                  June 30,
                                                         ---------------------------
                                                             2004            2003
                                                         ----------------------------
     Net loss attributable to common stockholders,
       as reported                                       $ (1,142,534)  $    (72,338)

     Add:  stock-based employee compensation
                 expense included in reported net loss
                 applicable to common stockholders                 --             --

     Less:  total stock-based employee
               compensation expense determined
               under the fair value-based method of
               all awards                                          --             --
                                                         ------------   ------------

     Proforma Net Loss Attributable to Common
       Stockholders                                      $ (1,142,534)  $    (72,338)
                                                         ============   ============

     Basic and Diluted Net Loss Attributable to
       Common Stockholders:
         As reported                                     $       0.00   $       0.00
                                                         ============   ============
         Proforma                                        $       0.00   $       0.00
                                                         ============   ============

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Property and Equipment

      Property and equipment consists of the following at June 30, 2004:

Computer equipment                                                     $ 11,308
Office equipments                                                         1,740
                                                                       --------
          Total                                                          13,048

Less:  accumulated depreciation                                          (1,798)
                                                                       --------

          Property and Equipment, Net                                  $ 11,250
                                                                       ========

      Depreciation expense for the six months ended June 30, 2004 and 2003 was $9274 and $--, respectively.


NOTE 6 - Database License, Net

      Jade has a database license agreement with MarketShare Recovery Inc., a Delaware corporation ("MarketShare") to use and to sublicense the use of its database for a term of ten years. For financial reporting, amortization is provided for under the straight-line method, based upon the economic useful life of three years. At June 30, 2004, the database license fee net of accumulated amortization of $7,595 was $37,972. Amortization expense for the three-month period ended June 30, 2004 was $3,797.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 7 - Convertible Debentures

      Convertible debentures at June 30, 2004 consist of the following:

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

      b) Convertible  debentures (default),  due on demand,  bearing interest at
      12% per annum. The debentures  contain a provision for conversion,  at the holder's option  including  accrued  interest,  into the Company's  common stock at a conversion  price equal to 70% of the average closing bid price per  share  of  common  stock  for  the  five-day  period  prior  to  such conversion,  subject  to  maximum  conversion  prices  of $.10 to $.40 per share. The related beneficial conversion feature has been fully charged to interest expense by Dominix in prior years.
                                                                                                             30,000

      c) Convertible  debentures,  due November 30, 2004,  bearing interest at a rate at 7% per annum.  The debentures  contain a provision for conversion, at the holder's option including  accrued interest on a one for one basis, into  units of  securities  comprising  of common  stock and  warrants  to purchase one-half share of common stock at $.00875 per share for two years from the date of issuance.  The holders  exercised their option on June 4,
      2004 (See note 10).
                                                                                                                 --
                                                                                                           --------
                Total Convertible Debentures                                                                130,000

      Less:  current portion                                                                                130,000
                                                                                                           --------

                Long-Term Debt, Net of Current Portion                                                     $     --
                                                                                                           ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 7 - Convertible Debentures, continued

      b) During the six month period ended June 30, 2004 six holders of 12% convertible debentures totaling $112,000 converted their debentures for a total of 189,000 shares of common stock

      c) In November 2003, Dominix completed the sale of 7% Convertible Debentures resulting in gross proceeds of $575,000. The gross proceeds were allocated 64.05% or $368,270 to the notes and 35.95% or $206,730 to the warrants. The conversion price of the debentures was below the market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature of $368,270. The debentures may be redeemed by Dominix, on a pro-rata basis for 120% of the principal amount and are automatically convertible into common stock upon completion of the reverse stock split.

            The conversion price and market price of common stock at the date of issuance was $.005 and $.01, respectively. In connection with this private placement, Dominix issued to the placement agents warrants to purchase a total of 3,000,000 shares of the Dominix's Common Stock valued at $23,000 and incurred $60,000 of other debt issuance costs. Such amount was originally recorded as deferred financing costs and charged to interest expense over the term of the loan. The remaining balance of $55,250 at June 4, 2004 was charged to interest expense upon conversion into units of securities.

            In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers. The amount allocated to the warrants of $206,730 and the total amount of the beneficial conversion features of $368,270 were both recorded as a deferred debt discount and charge to interest expenses over the term of the notes. The remaining balance of $280,953 at June 4, 2004 was charged to interest expense upon conversion into units of securities.


NOTE 8 - Notes Payable-Stockholders

            During May 2004, Raymond Barton, CEO and Timothy Schmidt, President each advanced the company $25,000 for working capital purposes, which was evidenced by secured promissory notes. The notes bear interest at 8% per annum and are November 5, 2005.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 9 - Due To Stockholders And Affiliates

      On June 9, 2004, a stockholder, Steven Horowitz, advanced the company $50,000 for working capital purposes, which was evidenced by a secured promissory note. The note bears interest at 8% per annum and is due July 31, 2005. Accrued interest as of June 30, 2004 on these notes amounted to $230 and is included in accounts payable and accrued expenses.


NOTE 10 - Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at June 30, 2004 consist of the following:

        Interest                                                $ 73,900
        Litigation claims                                         30,000
        Professional fees                                         84,503
        Other                                                      5,304
                                                                --------

                                                                $193,707
                                                                ========

NOTE 11 - Stockholders' Deficiency

      Changes in Capital Structure

      On December 16, 2003, Dominix filed with the SEC an information statement notifying the stockholders of the company that written consents from principal stockholders, collectively own in excess of 50% of the company's common stock, were obtained and approved an amendment and restatement of its Certificate of Incorporation, which: (i) changed its name to "110 Media Group", (ii) reverse splits the outstanding shares of its common stock one-for-two hundred; (iii) changed the number of shares of common stock the company is authorized to issue to 50,000,000, (iv) increased the number of shares of preferred stock, no par value, it is authorized to issue from 5,000,000 to 10,000,000 and the adoption of Dominix's 2003 Equity Incentive Plan. These actions became effective on May 14, 2004.

      Series A Cumulative Convertible Preferred

      On June 4, 2004, 3,439,999 shares of Series A Preferred Stock, was converted into 6,019,998 shares of common stock.

      Series B Convertible Preferred

      On June 4, 2004, 82,167 shares of Series B Preferred Stock, was converted into 6,834,975 shares of common stock.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Stockholders' Deficiency

      Convertible Debentures

      On June 4, 2004, holders of 12% convertible debentures with an aggregate value of $112,000, converted such debentures into 330,750 shares of the Company's common stock.

      On June 10, 2004, holders of 7% convertible debentures with an aggregate value of $575,000, converted such debentures into 1,006,250 shares of the Company's common stock.

      Employment Agreement

      On June 4, 2004, the Company issued 70,000 shares of its common stock to a key employee in accordance with an employment agreement.

      Stock Based Compensation

      On June 4, 2004, in connection with its 2003 Equity Incentive Plan, the Company issued 875,000 shares of its common stock to several individuals for services valued at $150,000. Unearned consulting fees at June 30, 2004 amounted to $80,781.

      Litigation Settlement

      On June 4, 2004, the Company issued 17,500 shares of its common stock to an individual as full settlement of a legal claim, see note 12.

      All of the above stock transactions discussed in this Note 11 were restated giving effect to a 1 for 200 reverse stock split, as well as the .75 for 1 stock split effected in the form of a dividend.

      Warrants Granted

      Dominix granted warrants to purchase for 6 months from the date of issuance a total of 503,125 post split shares of its common stock at an exercise price of $1.00 of Dominix's Common Stock in connection with the placement of $575,000, 7% convertible debentures. On July 29, 2004 the company modified the terms of the warrants to extend the maturity date an additional six months. The amount of warrants and exercise price have been adjusted to reflect the 0.75 for 1 stock split effected in the form of a dividend in July 2004.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Stockholders' Deficiency, continued

      2003 Equity Incentive Plan Dominix has a "2003 Equity Incentive Plan" for key employees, consultants, and stockholders by providing them with additional incentives and an opportunity to obtain or increase their proprietary interest in the company, thereby encouraging them to continue in the employ of the company or any of its affiliates. The plan designates the board of Directors the authority to grant or award to eligible participants of the company and its subsidiaries and affiliates, until November 17, 2013, stock options, stock appreciation rights, restricted stock performance stock awards and bonus stock awards for up to 600,000,000 shares of Dominix's common stock. On November 13, 2003, the Board of Directors awarded 100,000,000 shares (875,000 post reverse stock split) of bonus stock for services to several individuals.

      As of June 30,2004 the company issued 500,000 post reverse stock split shares to Key employees as a stock bonus for rendered services as well as future services to be performed. Stock issued to employees and consultants for services already rendered is expensed in the quarter ending June 30, 2004, and stock issued to employees and consultants who will perform services in the future is being amortized over 1 year.

      Earnings Per Share Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                      Post-Split

      Convertible debentures and accrued interest                  229,250
      Warrants to purchase common stock - deferred financing        26,250
      Warrants to purchase common stock - debentures               503,125
                                                                   -------

                Total as of June 30, 2004                          758,625
                                                                   =======

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 12 - Commitments and Contingencies

      Other Contingencies

      As indicated in Note 2, the operations of Jade are concentrated in the distribution of adult content. There may be laws or regulations in the United States or other countries that may affect the operations of the Company.

      Lease Obligations

      Dominix abandoned office space during 2001 under three separate lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. Dominix is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of June 30, 2004 approximate the security deposits retained by the landlords in accordance with these lease agreements.

      Jade and MarketShare sub-agreed to share the expense of office facilities occupied by them jointly under a lease held by MarketShare beginning January 1, 2004, requiring approximate future minimum rentals as follows:

   For the Twelve Months Ending
             June 30,                      Amount
 ---------------------------------- ---------------------
               2005                         $ 15,000
               2006                           15,000
               2007                           16,000
               2008                           17,000
                                           ---------

               Total                        $ 63,000
                                            ========

      Employment Agreements

      The Company has employment contracts with three key employees through December 2006 that provide for minimum annual salary, adjusted for cost-of-living changes, bonus, certain reimbursed expenses, with an automatic two year extension period.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 12 - Commitments and Contingencies

      Employment Agreement, continued
      Future minimum payments under the contracts are as follows:

       For the Years Ending
           December 31,                    Amount
 ---------------------------------- ---------------------
               2004                         $270,000
               2005                          270,000
               2006                          200,000
                                           ---------

               Total                        $740,000
                                           =========

      The Company agreed to issue 175,000 shares of its restricted common stock to a key employee that will vest according to the following schedule:
      70,000 shares vesting and deliverable post the effectiveness of a reverse split and 35,000 shares vesting upon the, twelve, eighteen and twenty-four month anniversaries of the effective date of his employment. On June 4, 2004 the company issued 70,000 to the key employee.

      Business Contracts

      On June 23, 2004 the company entered into a contract with 121 Ventures Inc, the producer of the television series entitled "Carmen Electra's NWWL (Naked Women's Wrestling League) whereby the company will develop various online websites which will promote and raise awareness for the new television series.

      Litigation

      An attorney, Robert Fierman, Esq., served a summons and is seeking the payment of legal fees in the amount of $22,230, plus interest. Dominix and Mr. Fierman entered into an agreement whereby in full settlement of all claims of Mr. Fierman against Dominix, Dominix issued 17,500 shares of its common stock .

      In addition, at June 30, 2004 Dominix has $30,000 accrued for several legal judgments outstanding. It is reasonably possible that Dominix may settle these claims for an amount different than what has been accrued.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 13 - Consulting Agreement

      On June 24, 2004 the company entered into a consulting agreement with Mr. Stephen Bugbee whereby he will act as an advisor to the board of directors. Mr. Bugbee is the owner of X2K Media Services Group a privately held company.

      In exchange for his services the Company has agreed to issue 50,000 shares of its restricted common stock to Mr.Bugbee that will vest according to the following schedule: 25,000 shares vesting and deliverable as of the signing of the agreement with the remaining 25,000 vested and deliverable in twelve months valued at 25,000. At June 30, 2004 approximately $2,100 is included in accounts payable and accrued expenses.


NOTE 14 - Subsequent Events

      On July 2, 2004, the company entered into a letter of intent with i. Broadcast, Inc., a privately held Washington corporation to acquire either all of the outstanding shares of i. Broadcast or all of i.Broadcast's assets and liabilities. In exchange i. Broadcast , Inc., will receive approximately 1.2 million shares of the company. Conditions precedent to the completion of the transaction includes completion of the company's financial, operational and legal due diligence of each party, execution of definitive agreements and compliance with all applicable regulatory requirements. While the company anticipates that this transaction will close within the next sixty (60) days, there can be no assurance that the transaction will in fact be completed, or if completed, upon the terms set forth in the i.Broadcast LOI. In addition on July 9, 2004 110 Media Group, Inc entered into a distribution and sales agreement with i.Broadcast, Inc whereby i.Broadcast will utilize 110 Media Group's sales and distribution network to market its vast products and media content for adult oriented websites. i.Broadcast, Inc is a provider of adult content which encompasses live interactive video services as well as recorded, on demand video streams which is popular among webmasters and can be easily added to one's website.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On December  5, 2003,  the  Company  acquired  Jade  Entertainment  Group,  Inc.
("Jade") by way of merger through the Company's newly formed wholly-owned subsidiary, Jade Acquisition Corp., by issuing 82,167 shares of its Series B Convertible Preferred Stock and 743,750 shares of its common stock to the stockholders of Jade. The transaction has been accounted for as a reverse merger with Jade as the acquirer. The common shares have been restated, giving effect to a 1 for 200 reverse stock split, as well as a .75 for 1 stock split effected in the form of a dividend.

On June 4, 2004, the company formerly known as Dominix, Inc amended and restated its certificate of Incorporation and changed its name to 110 Media Group, Inc. The company also filed papers with NASDAQ and changed its trading symbol on the OTC-Bulletin Board to (OTEN).

On June 4, 2004, 110 Media Group, Inc. (the company formerly known as Dominix) effected a 1 for 200 reverse split.

On June 28, 2004, 110 Media Group, Inc. declared a .75 stock dividend. The stock dividend was given to the shareholders of record on July 16, 2004. The .75 stock dividend was accounted for as a stock split.

BUSINESS PLAN OVERVIEW

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

In December of 2003 Jade purchased fifty digitally mastered tapes containing adult content. Each tape contains approximately two hours of raw footage which Jade uses to convert into a DVD format which is for sale at the wholesale and retail level. In April 2004 Jade completed the production of the first of fifty movies on DVD format. As of June 30, 2004 two videos are currently in production, no release date for the videos is scheduled at this time. Jade expects to release between six to eight videos in 2004.

In addition to the development and production DVD's Jade uses the content to develop and promote new adult websites. There are 4 different types websites in which Jade generates revenue. The first Jade website (jadecash.net) is a cash program in which webmasters' place Jade advertisement banners on their website, and if a viewer clicks on a Jade banner located on the Webmaster's site, the viewer is then taken to Jade's website. Revenue is recognized when the viewer purchases the product. The second type of website is a content for sale site. Webmasters' can go to Jade's site (redfirecontent.com) and can purchase adult content, which they can use to create, promote and market their own site. The third type of website is a video on demand site. A viewer can go to Jade's site (Redfirevod.com) and can purchase time or view certain clips of footage for a fee.

The fourth type of website is where a viewer goes to Jade sites and can purchase DVD's as well as view adult content for a fee.

As a result of purchasing the video library we expect our selling, general, and administrative expenses as well as video production costs to increase in 2004 and 2005 as we hire new personnel (web designers) and start to put more videos into production. We therefore expect that our net losses will increase in 2004 to be offset to a limited degree by revenue from the sale of our videos and increased traffic to our website.

On June 23, 2004, the company entered into a contract with 121 Ventures Inc., the producer of the television series entitled "Carmen Electra's NWWL (Naked Women's Wrestling League) whereby 110 Media Group, Inc. will develop the official NWWL website which will promote and raise awareness for the new television series. In return for the design and implementation of the website, 110 Media Group, Inc. will share in membership and affiliate revenues generated from traffic to the NWWL website.

On July 2, 2004, the company entered into a letter of intent with i.Broadcast, Inc., a privately held Washington corporation to acquire either all of the outstanding shares of i.Broadcast or all of i.Broadcast's assets and liabilities. In exchange, i.Broadcast, Inc. will receive approximately 1.2 million shares of the company. Conditions precedent to the Completion of the transaction includes completion of the company's financial, operational and legal due diligence of each party, execution of definitive agreements and compliance with all applicable regulatory requirements. While the company anticipates that this transaction will close within the next sixty (60) days, there can be no assurance that the transaction will in fact be completed, or if completed, upon the terms set forth in the i.Broadcast LOI. In addition, on July 9, 2004, 110 Media Group, Inc. entered into a distribution and sales agreement with i.Broadcast, Inc. whereby i.Broadcast will utilize 110 Media Group's sales and distribution network to market its vast products and media content for adult oriented websites. i.Broadcast, Inc. is a provider of adult content which encompasses live interactive video services as well as recorded, on demand video streams which is popular among webmasters and can be easily added to one's website. This agreement immediately allows 110 Media Group to start promoting and marketing i.Broadcast products in anticipation of the pending acquisition.

On June 24, 2004, 110 Media Group, Inc. entered into a consulting agreement with Mr. Stephen Bugbee whereby he will act as an advisor to the board of directors. Mr. Bugbee is the owner of X2K Media Services Group and has over 16 years of experience in the promotion and marketing of projects in the entertainment/media and corporate marketplace. In exchange for his services the Company has agreed to issue 50,000 shares of its restricted common stock to Mr. Bugbee that will vest according to the following schedule: 25,000 shares vesting and deliverable as of the signing of the agreement with the remaining 25,000 vested and deliverable in twelve months.

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

VIDEO LIBRARY

During 2003 we acquired fifty digitally mastered tapes containing adult content, which we intend to convert into DVD format and other adult media entertainment. These costs will be amortized proportionately with revenue recognition related to the distribution of the products and licensing revenues. Management believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization will be adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. One film has been released as of June 30, 2004 but no significant revenues have been realized from it.

REVENUE RECOGNITION

Revenue recognized by Jade through June 30, 2004 represents revenue from its search engine. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue to be generated under the sale of its DVD's and other media entertainment will be recognized upon shipment of the merchandise.

RESULTS OF OPERATIONS

The following table includes consolidated statements of operations data for the three months ended June 30, 2004 and 2003 expressed as dollar amounts.

                                                        Three Months                    Six Months
                                                        Ended June 30                  Ended June 30
                                                        -------------                  -------------

                                                     2004            2003            2004            2003
                                                     ----            ----            ----            ----

      Revenues
           Website Revenue                       $      1,867    $      1,561    $      3,758    $      3,093
                                                 ------------    ------------    ------------    ------------
            Total Revenue                               1,867           1,561           3,758           3,093

      Cost of Revenue
           Affiliate Costs                                728             530           1,175             328
           Website Hosting                               3068             316           5,869               0
           Website Design                               1,216               0           2,115               0
                                                 ------------    ------------    ------------    ------------
           Total cost of revenues                       5,012             846           9,159             328

      Operating Expenses
           Selling, general and administrative        225,595          20,229         405,489          59,565
           Depreciation                                 4,728               0           9,274               0
           Stock Based Compensation                    89,219               0          89,219               0
                                                 ------------    ------------    ------------    ------------
           Total operating expenses                   319,542          20,229         503,982          59,565
           Operating Loss                            (322,687)        (19,514)       (509,383)        (56,800)

      Other Expense
           Interest                                   452,387           7,769         612,401          15,538
           Financing Costs                                  0               0          20,750               0
                                                 ------------    ------------    ------------    ------------
                                                                                                            0
           Total other expense                        452,387           7,769         633,151          15,538
                                                 ------------    ------------    ------------    ------------

      Net Loss                                   $   (775,074)   $    (27,283)   $ (1,142,534)   $    (72,338)
                                                 ============    ============    ============    ============

The following discussion relates to the historical financial statements of 110 Media Group, Inc. and subsidiaries and should be read in conjunction with the condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS - INCEPTION (JULY 5, 2001) TO JUNE 30, 2004

Our revenues from July 5, 2001 to June 30, 2004 were $23,766. 100% of the revenue earned was from our internet search engine AskJade.com as well as fees from our affiliate/referral programs. Total costs and expenses from July 5, 2001 to June 30, 2004 were 1,520,261. Expenses were considerably larger than revenues from inception to June 30, 2004 due to the fact that 110 Media Group, Inc./Jade is a developmental stage company and in the past 6 months the costs necessary in making 110 Media Group, Inc./Jade a profitable and viable company have dramatically increased due to hiring of office staff, computer designers, and executive officers. In addition to hiring full time employees, computer, office, and production equipment were needed in order for our business to grow and help us meet our customer demands on a daily basis. Interest and financing costs increased as a result of the Company's private placement.

RESULTS OF OPERATIONS - THREE MONTHS ENDING JUNE 30, 2004 AND 2003

REVENUES

Our total revenues were $1,867 for the quarter ended June 30, 2004 a decrease of $306 or 16.5% from the corresponding period in 2003. All of our revenue during the quarters ended June 30, 2004 and 2003 were derived from our website. We believe revenues generated by Jade's existing and newly created websites will increase in 2004 due to the increased volume of adult content, which a subscriber can pay for and view scenes from Jade's upcoming video releases as well as from traffic through Jade cash programs.

COST OF REVENUES

Our cost of revenues were $5,012 for the quarter ended June 30, 2004, an increase of $4,166 or 492% from the corresponding period of 2003. The increase in cost of revenues resulted primarily from increased website design and hosting costs needed in the promoting and marketing of our websites.

COMPENSATORY ELEMENT OF STOCK TRANSACTIONS

Compensatory element of stock transactions was $89,219 for the quarter ended June 30, 2004, an increase of 100% from the corresponding period of 2003. The increase represents stock issued to key employees and consultants in connection with the company's 2003 equity incentive plan.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization were $4,728 for the quarter ended June 30, 2004 an increase of $4,728 or 100% over the corresponding period in 2003. The increase in depreciation and amortization is a result of computer and office equipment purchases which is being depreciated over 3 years as well as the amortizing of Jades database license agreement with Marketshare Recovery, Inc., which is being amortized over 3 years.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $225,595 for the quarter ended June 30, 2004, an increase of $205,366 or 1015% over the corresponding period in 2003. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees hired in the fourth quarter 2003, as well as for accounting and legal services rendered.

OTHER EXPENSES

Other expenses were $452,387 for the quarter ending June 30, 2004 an increase of $444,618 or 5,723% over the corresponding period in 2003. The increase is due to the amortizing and expensing of deferred debt discount and deferred financing costs associated with the company's private placement.

RESULTS OF OPERATIONS - SIX MONTHS ENDING JUNE 30, 2004 AND 2003

Net revenues increased by 22% from $3,093 for the six months ended June 30, 2003 to $3,758 for the six months ended June 30, 2004. The improvement in revenues was a result from increased traffic to our existing and newly created websites where viewers become members or pay to view content.

Cost of revenues as a percent of net revenues increased from 11% of net revenues for the six months ended June 30, 2003 to 144% of net revenues for the six months ended June 30, 2004. The increase in cost of revenues is due to additional website hosting and designer costs which are needed to maintain, create and improve our websites.

Compensatory element of stock transactions increased from $0 for the six months ended June 30, 2003 to $89,219, or 2,374% of net revenues for the six months ended June 30, 2004. The increase is due to the expensing and amortizing of stock issued to key employees and consultants issued in connection with the company's 2003 equity incentive plan.

Depreciation and amortization increased from $0 for the six months ended June 30, 2003 to $9,274, or 147% of net revenues for the six months ended June 30, 2004. The increase is due to depreciation on additional equipment purchased as well as the amortization in connection with the database license agreement with Marketshare Recovery, Inc.

Selling, general and administrative expenses increased from $59,565, or 1,926% of net revenues for the six months ended June 30, 2003, to $405,489, or 10,790% of net revenues for the six months ended June 30, 2004. The increase is due to personnel needed in order to meet the company's business plan as well as increased operating costs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, our cash and cash equivalents totaled $26,402 as compared with $1,015 at June 30, 2003. This increase in cash was primarily due to the sale of $575,000 7% convertible debentures in November 2003, as well as $100,000 borrowed from the company's stockholders. The Company received approximately $500,000, net of expenses, in connection with the sale in November 2003.

Net cash used in operating activities was $382,270 for the six months ended June 30, 2004 compared to $1,225 for the six months ended June 30, 2003. The increase in cash used relates to the hiring of website designers, computer graphic designers and additional administrative staff required to implement the Company's business plan.

Net cash used in Investing activities was $6,203 for the six months ended June 30, 2004 compared to net cash used in investing activities of $0 for the same period last year. The increase in cash used for Investing Activities was due to the purchase of additional computers which were necessary due to the hiring of computer graphic designers as well as the purchase of production equipment needed create websites and assist in the production of our video DVD's.

Net cash provided from financing activities was $100,000 for the six months ended June 30, 2004 as compared to net cash provided in financing activities of $0 for the six months ended June 30, 2003. The $100,000 represents loans made to the company by its stockholders in order to meet current operating activities.

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

ITEM 3:  CONTROLS AND PROCEDURES

We recently acquired Jade which is developing a business and implementing systems of internal and disclosure controls. Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-QSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), who became officers in December, 2003.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In July 2002 Robert Fierman, Esq., who worked on legal matters on behalf of the Company, served a Summons and Verified Complaint naming it as one of the defendants, and seeking the payment of legal fees in the amount of $22,230.52, plus interest. The Company failed to answer the Complaint and defaulted. Subsequently, in September 2003, the Company and Mr. Fierman have reached an agreement to settle the matter. In full settlement of all claims of Mr. Fierman against the Company, the Company issued 17,500 shares of its post-split common stock to Mr. Fierman on June 4, 2004.

In addition, in September 2003, the Company entered into three settlement agreements with five investors who invested an aggregate of $112,000 in the Company in exchange for convertible debentures and who alleged that they were entitled to repayment of such investment and/or equity from the Company. On June 4, 2004 the Company issued an aggregate of 330,750 post-split restricted shares of its common stock to such investors and these investors provided general releases to the Company, its officers, directors and shareholders.

The number of shares described above transactions reflect the .75 for 1 stock split effected in the form of a dividend in July 2004.

ITEM 2:  CHANGES IN SECURITIES

         (a)      None

         (b)      None

         (c) On December 1, 2003 we completed a private offering of our 7% convertible notes in the aggregate principal amount of $575,000. We received net proceeds of $522,500. The principal and accrued interest of the notes are convertible into units of our securities, whereby for each $1.00 converted the investor will receive one (1) share of post-split common stock and one-half of a warrant to purchase our common stock for a two-year period at an exercise price of $1.75 per share (the "Warrants").

                  The  private   offering   was  made  to  the   following   six
                  unaffiliated accredited investors. There were no other offers made to any other potential investors.

                           Capital Growth Equity Fund I, LLC           $100,000
                           Nicholas Romano                             $100,000
                           Lawrence Wiener                             $200,000
                           Andrew Sirlin                               $ 25,000
                           Edward W. Gordon                            $ 50,000
                           Fenway Advisory Group Pension
                              & Profit Sharing Plan                    $100,000
                                                                        -------
                                    Total                              $575,000
                                                                       ========

                  This offering is claimed to be exempt under Rule 506 of Regulation D, Section 4(2) and Section 4(6) of the Securities Act of 1933.

                  On June 10, 2004, the notes were converted into 1,006,250 shares of the Company's post-split common stock. As a result of the offering, the investors have an aggregate of 503,125 Warrants exercisable at $1.00 per share. On August 2, 2004, the Company extended the expiration date of these Warrants to May 30, 2006.

                  On December 5, 2003 we acquired Jade in a merger. In connection with this transaction, we issued an aggregate 85,000,000 shares of our common stock (743,750 post-split shares) and an aggregate of 82,167 shares of our Series B Convertible Preferred stock to the 49 shareholders of Jade. The issuance of these shares is claimed to be exempt under
                  Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

                  On June 4, 2004 the Series B Convertible Preferred Stock was converted into an aggregate of 6,843,975 post-split shares of the Company's common stock. As a result, there are no Series B Convertible Preferred Stock outstanding.

                  On June 4, 2004, an aggregate of 3,439,999 shares of Series A Convertible Preferred Stock was converted into 6,019,998 shares of the Company's post-split common stock. As a result, there are no Series A Convertible Preferred Stock outstanding.

                  On June 4, 2004, holders of 12% convertible debentures with an aggregate value of $112,000 converted such debentures into 330,750 shares of the Company's common stock.

                  On June 4,  2004,  the  Company  issued  70,000  shares of its
                  common  stock  to  a  key  employee  in  accordance   with  an
                  employment agreement.

                  On June 4, 2004, in connection with its 2003 Equity Incentive Plan, the Company issued 875,000 shares of its common stock to several individuals for services valued at $150,000. Unearned consulting fees at June 30, 2004 amounted to $80,781.

                  On June 4, 2004, the Company issued 17,500 shares of its common stock to an individual as full settlement of a legal claim.

                  All of the above transactions were restated giving effect to a 1 for 200 reverse stock split, as well as .75 for 1 stock split effected in the form of a dividend.

         (d)      Not Applicable.

ITEM 3.:          DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.:          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a written consent of a majority of the Company's shareholders, the Company approved an amendment and restatement of the Company's Certificate of Incorporation which (a) changed the name of the Company to 110 Media Group, Inc.; (b) reverse split the outstanding shares of the Company's Common Stock one for two hundred; (c) increased the number of shares of Common Stock the Company is authorized to issue to 50,000,000; and (d) increased the number of shares of Preferred Stock the Company is authorized to issue from 5,000,000 to 10,000,000. As part of the aforementioned written consent, a majority of the Company's shareholders approved the adoption of the Company's 2003 Equity Incentive Plan.

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

            31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

            31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

            32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.

            32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

      (b)   Reports on Form 8-K

            (1) A Current Report on Form 8-K was filed on April 1, 2004 to report the termination of an acquisition agreement with MarketShare Recovery, Inc.

            (2) A Current Report on Form 8-K was filed on June 4, 2004 to report the change of control of the registrant and the name change, trading symbol change and reverse split.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 23, 2004         DOMINIX, INC.



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