Form 10QSB
period 2004-09-30
110 MEDIA GROUP, INC.
filed 2004-11-22
CIK 824104

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2004                                 Commission File No. 000-29462
                                                                       ---------

                              110 MEDIA GROUP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its Charter)

Delaware                                                         13-4127624
--------                                                         ----------
(State or jurisdiction of incorporation or organization)       (IRS Employer
                                                             Identification No.)

                95 Broadhollow Road, Suite 101, Melville, NY11747
                -------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


Registrant's telephone number, including area code:(631) 385-0007
-----------------------------------------------------------------


Former name, former address and former fiscal year, if changed since last
-------------------------------------------------------------------------
report:
-------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  |X|               No   |_|

The number of shares issued and outstanding of the Registrant's Common Stock, $0.001 par value, as of November 22, 2004 was 19,473,052.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                 (Formerly known as Dominix, Inc.and subsidiary)
                                                   (A Development Stage Company)

                                                            INDEX TO FORM 10-QSB
                                                                     (Unaudited)
--------------------------------------------------------------------------------
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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                 (Formerly known as Dominix, Inc.and subsidiary)
                                                   (A Development Stage Company)

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (Unaudited)

                                                              September 30, 2004
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
  Cash                                                                     $     5,881
  Prepaid expenses and other current assets                                      8,800
                                                                           -----------
     Total Current Assets                                                       14,681

PROPERTY AND EQUIPMENT, Net                                                     10,318
----------------------

OTHER ASSETS
------------
  Database license, net                                                         34,176
  Video library                                                                 68,372
                                                                           -----------

     TOTAL ASSETS                                                          $   127,547
                                                                           ===========

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------

CURRENT LIABILITIES
-------------------

  Convertible debentures                                                   $   130,000
  Accrued expenses and other current liabilities                               205,652
  Due to stockholders and affiliates                                           211,655
                                                                           -----------
     TOTAL CURRENT LIABILITIES                                                 547,307

LONG TERM LIABILITIES
---------------------
  Due to Stockholders                                                           55,000
                                                                           -----------
     TOTAL LIABILITIES                                                         602,307
                                                                           -----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIENCY
------------------------
  Common stock - $0.001 par value; 50,000,000 shares
     authorized; 16,923,052 shares issued and outstanding                       16,924
     Unearned Compensation                                                     (76,956)
  Additional paid in capital                                                 1,309,512
  Deficit accumulated during development stage                              (1,724,240)
                                                                           -----------
     TOTAL STOCKHOLDERS' DEFICIENCY                                           (474,760)
                                                                           -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIENCY                                            $   127,547
                                                                           ===========

See notes to unaudited condensed consolidated financial statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                 (Formerly known as Dominix, Inc.and subsidiary)
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                            Cumulative Period
                                                For the Nine Months Ended    July 5, 2001 to
                                                       September 30,          September 30,
                                                   2004            2003           2004
                                             ------------------------------------------------
REVENUE                                      $      15,569    $       5,708    $      35,574
                                             -------------    -------------    -------------

COSTS AND EXPENSES
  Cost of revenue                                   14,604              901           28,272
  Compensatory element of stock transactions       118,045               --          126,739
  Depreciation and amortization                     14,003               --           14,121
  Selling and administrative expenses              596,177            8,433          884,595
                                             -------------    -------------    -------------

     TOTAL COSTS AND EXPENSES                      742,829            9,334        1,053,727
                                             -------------    -------------    -------------

     OPERATING LOSS                               (727,260)          (3,626)      (1,018,153)
                                             -------------    -------------    -------------

OTHER EXPENSES
  Interest                                         622,272               --          678,337
  Financing costs                                   20,750               --           27,750
                                             -------------    -------------    -------------

     TOTAL OTHER EXPENSES                          643,022               --          706,087
                                             -------------    -------------    -------------

     NET LOSS                                $  (1,370,282)   $      (3,626)   $  (1,724,240)
                                             =============    =============    =============

Basic and Diluted Net Loss Per Share                -$0.20    $        0.00

Weighted Average Number of Common
 Shares Outstanding - Basic and Diluted          6,872,607          743,750
                                             =============    =============

See notes to unaudited condensed consolidated financial statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                 (Formerly known as Dominix, Inc.and subsidiary)
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                              For the Three Months Ended
                                                     September 30,
                                                  2004            2003
                                             ----------------------------

REVENUE                                      $     11,811    $      2,615
                                             ------------    ------------
COSTS AND EXPENSES
  Cost of revenue                                   5,445           5,847
  Compensatory element of stock transactions       28,826              --
  Depreciation and amortization                     4,729              --
  Selling and administrative expenses             190,688           4,460
                                             ------------    ------------
     TOTAL COSTS AND EXPENSES                     229,688          10,307
                                             ------------    ------------
     OPERATING LOSS                              (217,877)         (7,692)
                                             ------------    ------------
OTHER EXPENSES
  Interest                                          9,871              --
  Financing costs                                      --              --
                                             ------------    ------------

     TOTAL OTHER EXPENSES                           9,871              --
                                             ------------    ------------
     NET LOSS                                $   (227,748)   $     (7,692)
                                             ============    ============

Basic and Diluted Net Loss Per Share               -$0.02    $       0.00
                                             ============    ============

Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted       16,882,718         743,750
                                             ============    ============

See notes to unaudited condensed consolidated financial statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                 (Formerly known as Dominix, Inc.and subsidiary)
                                                   (A Development Stage Company)

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                        Cumulative
                                                                                          Period
                                                         For the Nine Months Ended   July 5, 2001 to
                                                                September 30,          September 30,
                                                              2004         2003            2004
                                                         -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(1,370,282)   $  (3,626)      $(1,724,240)
                                                         -----------    ---------       -----------
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Amortization of deferred financing costs                76,000           --            83,000
      Amortization of deferred debt discount                 527,100           --           575,000
      Depreciation and amortization                           14,003           --            14,122
      Compensatory element of stock transactions             118,045           --           126,739
    Changes in operating assets and liabilities:
      Video library                                          (18,372)          --           (68,372)
      Prepaid expenses and other current assets               (7,980)          --            (9,227)
      Other current assets                                        --         (290)
      Accrued Accounts Receivable                                426           --               426
      Deferred revenue                                            --       (1,800)
      Accrued expenses and other current liabilities         105,990        3,635           156,976
                                                         -----------    ---------       -----------
       TOTAL ADJUSTMENTS                                     815,212        1,545           878,664
                                                         -----------    ---------       -----------
       NET CASH USED IN OPERATING
        ACTIVITIES                                          (555,070)      (2,081)         (845,576)
                                                         -----------    ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                              (6,203)          --           (13,048)
  Proceed from note payable                                       --       50,000
  Cash received in recapitalization                               --           --           496,544
                                                         -----------    ---------       -----------
      NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES                                  (6,203)      50,000           483,496
                                                         -----------    ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder                                  255,500           --           255,500
  Repayment of advances from affiliates                       (3,221)          --           (47,288)
  Proceeds from sale of stock                                    --            --           159,749
                                                         -----------    ---------       -----------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                              $   252,279    $      --       $   367,961
                                                         -----------    ---------       -----------

See notes to unaudited condensed consolidated financial statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                 (Formerly known as Dominix, Inc.and subsidiary)
                                                   (A Development Stage Company)

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Cumulative
                                                                                         Period
                                                       For the Nine Months Ended     July 5, 2001 to
                                                             September 30,            September 30,
                                                         2004             2003             2004
                                                    -------------    -------------   ---------------
        NET (DECREASE) INCREASE  IN CASH            $    (308,994)   $      47,919   $       5,881

CASH - Beginning                                          314,875            2,240               --
                                                    -------------    -------------    -------------

CASH - Ending                                       $       5,881    $      50,159    $       5,881
                                                    =============    =============    =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
  Cash paid during the years for:

    Taxes                                           $       1,880    $          --    $       1,880
                                                    =============    =============    =============

 Non-cash investing and financing activities:

   Conversion of debt                               $     687,000               --    $     687,000
   Conversion of accrued liabilities                       94,045               --           94,045
                                                    =============    =============    =============

   Cash received in recapitalization:
    Deferred financing costs                                   --               --          (83,000)
    Convertible debentures, net of deferred debt
      discount of $575,000                                     --               --          242,000
    Accounts payable and accrued expenses                      --               --          146,171
    Due to stockholder                                         --               --            3,921
    Due to affiliate                                           --               --            4,024
                                                               --               --          313,116
    Equity - issuance of common stock                          --               --          183,428
                                                    -------------    -------------    -------------

    Cash received from recapitalization             $          --    $          --    $     496,544
                                                    =============    =============    =============

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation
         ---------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in 110 Media Group, Inc.'s ("the company") (formerly known as Dominix Inc. and subsidiary "Dominx") annual report on Form 10-KSB for the year ended December 31, 2003.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the nine-month periods ended September 30, 2004 and September 30, 2003 and for the period July 5, 2001 through September 30, 2004 have been included.

      The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.

NOTE 2 - Business and Reverse Merger
         ---------------------------

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

      Jade since inception has been developing its technology, marketing its website to potential advertisers and building consumer awareness of the Jade's website and services. Jade's website, AskJade.com, is a specialty search engine for the adult entertainment industry. Its search engine allows Internet users to enter a word, phrase or plain English query describing what they want located on the Internet. Its search engine then displays a selection of websites related to that query. In addition, Jade intends to distribute its video library of adult content through both the wholesale and retail channels throughout the United States in 2004. None of its planned principal operations have generated any substantial revenue through September 30, 2004.

      On June 4, 2004 Dominix Inc. and subsidiary effected as changed its name to "110 Media Group, Inc." and changed its trading symbol on the OTC-Bulletin Board to OTEN.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - Business and Reverse Merger, continued
         ----------------------------

      Background of Public Shell (Dominix)
      ------------------------------------

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

      During 2000, Dominix's business was operated through BookDigital. BookDigital is a Delaware corporation formed in March of 1999 and was a development-stage company engaged in certain areas of web commerce. In 2001, due to the decline of the Internet industry, Bookdigital.com halted development of its www.Bookdigital.com, www.bookdigitalschools.com and www.Lawxpress.com web sites and ceased operations. Through the nine months ended September 30, 2004, BookDigital has generated no revenues.

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

NOTE 3 - Going Concern and Managements Plans
         -----------------------------------

      The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the nine months ended September 30, 2004 and 2003 and for the period from inception (July 5, 2001) through September 30, 2004, the Company had incurred losses of approximately $1,400,000, $3,600 and $1,725,000 respectively. The Company is in default on certain convertible notes payable, see Note 7. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the nine month period ended September 30, 2004 the company received $255,500 advanced from its stockholders to pay operating expenses.

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies
         ------------------------------------------

      Principles of Consolidation
      ---------------------------
      The condensed consolidated financial statements include the accounts of Jade from inception (July 5, 2001) to September 30, 2004 and Dominix and BookDigital from the date of merger, December 5, 2003 to September 30, 2004, collectively (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

      In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

      Property and Equipment
      ----------------------
      Property and equipment are recorded at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. For financial reporting, depreciation is provided for under the straight-line method, based upon the estimated useful lives of the respective assets. For tax purposes, depreciation is provided for under the accelerated method based upon the estimated useful lives of the respective assets. The estimated useful life of computer equipment and other office equipments is three years.

      Revenue Recognition
      -------------------
      Revenue recognized by Jade through September 30, 2004 represents revenue from its search engine, DVD sales and list marketing services. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue generated under the sale of its DVD's and other media entertainment is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services.

      Website Development Costs
      -------------------------
      The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of September 30, 2004 there are no capitalized website development costs.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

      Advertising Costs
      -----------------
      Advertising costs are expensed as incurred. For the Nine months ended September 30, 2004 and 2003 and for the period from inception (July 5, 2001) through September 30, 2004, advertising expense were $4,675, $0 and $14,412, respectively.

      Income Taxes
      ------------
      The Company was not required to provide for a provision for income taxes for the nine-month periods ended September 30, 2004 and 2003, as a result of net operating losses incurred during those periods.

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

      Fair Value of Financial Instruments
      -----------------------------------
      The condensed consolidated financial statements include various estimated fair value information at September 30, 2004 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

Note 4 -  Stock-Based Compensation, continued
          -------------------------

                                                         For the Nine Months         Cumulative
                                                                Ended               Period July 5,
                                                            September 30,              2001 to
                                                    -----------------------------   September 30,
                                                       2004             2003             2004
                                                    -------------   -------------   -------------
Net loss attributable to common stockholders,
  As reported                                       $  (1,370,282)  $      (3,626)  $  (1,724,240)

Add:  stock-based employee compensation
            expense included in reported net loss
            applicable to common stockholders                  --              --              --

Less:  total stock-based employee
          compensation expense determined
          under the fair value-based method of
          all awards                                           --              --              --
                                                    -------------   -------------   -------------

Proforma Net Loss Attributable to Common
  Stockholders                                      $  (1,370,282)  $      (3,626)  $  (1,724,240)
                                                    =============   =============   =============

Basic and Diluted Net Loss Attributable to
  Common Stockholders:
    As reported                                     $        0.00   $        0.00   $        0.00
                                                    =============   =============   =============
    Proforma                                        $        0.00   $        0.00   $        0.00
                                                    =============   =============   =============

NOTE 5 - Property and Equipment, Net
         ----------------------

      Property and equipment consists of the following at September 30, 2004:

      Computer equipment                                                $11,308
      Office equipments                                                   1,740
                                                                        -------
            Total                                                        13,048

      Less:accumulated depreciation                                      (2,730)
                                                                        -------

           Property and Equipment, Net                                  $10,318
                                                                        =======

      Depreciation expense for the nine months ended September 30, 2004 and 2003 was $2,611 and $--, respectively.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------


NOTE 6 - Database License, Net
         -----------------

      Jade has a database license agreement with MarketShare Recovery Inc., a Delaware corporation ("MarketShare") to use and to sublicense the use of its database for a term of ten years. For financial reporting, amortization is provided for under the straight-line method, based upon the economic useful life of three years. At September 30, 2004, the database license fee net of accumulated amortization of $11,392 was $34,176. Amortization expense for the nine-month period ended September 30, 2004 was $11,392.

NOTE 7 - Convertible Debentures
         ----------------------

      a) Convertible debentures at September 30, 2004 consist of the following:

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

      Convertible debentures, due November 30, 2004, bearing interest at a rate at 7% per annum. The debentures contain a provision for conversion, at the holder's option including accrued interest on a one for one basis, into units of securities comprising of common stock and warrants to purchase one-half share of common stock at $.00875 per share for two years from the date of issuance. The holders exercised their option on June 4, 2004 see note 10.

            Total Convertible Debentures                                              130,000

      Less: current portion                                                           130,000
                                                                                      -------

                Long-Term Debt, Net of Current Portion                               $     --
                                                                                      =======

      b) During the nine month period ended September 30, 2004 nine holders of 12% convertible debentures totaling $112,000 converted their debentures for a total of 330,750 shares of common stock.

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

NOTE 7 - Convertible Debentures, continued
         -----------------------

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

NOTE 8 - Due to Stockholders
         -------------------

      As of September 30, 2004, Raymond Barton, CEO and Timothy Schmidt, President Advanced the company $25,000 and $30,000, respectively, for working capital purposes, evidenced by secured promissory notes. The notes bear interest at 8% per annum and are due November 5, 2005.

      As of September 30, 2004, a stockholder, Steven Horowitz, advanced the company $200,500 for working capital purposes. The company agreed to accrue interest at 8% per annum and are due July 31, 2005.

      Accrued interest as of September 30, 2004 on these notes amounted to $2,571 and is included in accounts payable and accrued expenses.

NOTE 9 - Accounts Payable and Accrued Liabilities
         ----------------------------------------

      Accounts payable and accrued liabilities at September 30, 2004 consist of the following:

      Interest                                                         $ 56,385
      Litigation claims                                                  30,000
      Professional fees                                                  72,095
      Other                                                              47,172
                                                                       --------

                                                                       $205,652
                                                                       ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 10 - Stockholders' Deficiency
          ------------------------

      Changes in Capital Structure
      ----------------------------
      On December 16, 2003, Dominix filed with the SEC an information statement notifying The stockholders of the company that written consents from principal stockholders, whop collectively own in excess of 50% of the company's common stock, were obtained and approved an amendment and restatement of its Certificate of Incorporation, which: (i) changed its name to "110 Media Group", (ii) reverse splits the outstanding shares of its common stock one-for-two hundred; (iii) changed the number of shares of common stock the company is authorized to issue to 50,000,000, (iv) increased the number of shares of preferred stock, no par value, it is authorized to issue from 5,000,000 to 10,000,000 and the adoption of Dominix's 2003 Equity Incentive Plan. These actions became effective on May 14, 2004.

      Series A Cumulative Convertible Preferred
      -----------------------------------------
      On June 4, 2004, 3,439,999 shares of Series A Preferred Stock, were converted into 6,019,998 shares of common stock.

      Series B Convertible Preferred
      ------------------------------
      On June 4, 2004, 82,167 shares of Series B Preferred Stock, were converted into 6,834,975 shares of common stock.

      Convertible Dentures
      --------------------
      On June 4, 2004, holders of 12% convertible debentures with an aggregate value of $112,000, converted such debentures into 330,750 shares of the Company's common stock.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 10 - Stockholders' Deficiency, continued
          -------------------------

      Convertible Dentures
      --------------------
      On June 10, 2004 holders of 7% convertible debentures with an aggregate value of $575,000, converted such debentures into 1,006,250 shares of the Company's common stock.

      Employment Agreement
      -------------------
      On June 4, 2004, the Company issued 70,000 shares of its common stock to a key employee in accordance with an employment agreement.

      Stock Based Compensation
      ------------------------
      On June 4, 2004 and July 16, 2004, in connection with its 2003 Equity Incentive Plan, the Company issued 875,000 and 43,750 post split shares of its common stock, respectively, to several individuals for services valued at $150,000 and $25,000, respectively. Unearned consulting fees at September 30, 2004 amounted to $76,955.

      Litigation Settlement
      ---------------------
      On June 4, 2004, the Company issued 17,500 shares of its common stock to an individual as full settlement of a legal claim, see note 11.

      All of the above transactions were restated giving effect to a 1 for 200 reverse stock splits as well as a $0.75 for 1 stock split affected in the form of a dividend.

      Warrants Granted
      ----------------
      Dominix granted warrants to purchase for 6 months from the date of issuance a total of 503,125 post split shares of its common stock at an exercise price of $1.00 of Dominix's Common Stock in connection with the placement of $575,000, 7% convertible debentures. On July 29, 2004 the company modified the terms of the warrants to extend the maturity date an additional six months. The amount of warrants and exercise price have been adjusted to reflect the 0.75 stock split effected in the form of a dividend in July 2004.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 10 - Stockholders' Deficiency, continued
          -------------------------

      2003 Equity Incentive Plan
      --------------------------
      Dominix has a "2003 Equity Incentive Plan" for key employees, consultants, and stockholders by providing them with additional incentives and an opportunity to obtain or increase their proprietary interest in the company, thereby encouraging them to continue in the employ of the company or any of its affiliates. The plan designates the board of Directors the authority to grant or award to eligible participants of the company and its subsidiaries and affiliates, until November 17, 2013, stock options, stock appreciation rights, restricted stock performance stock awards and bonus stock awards for up to 600,000,000 shares of Dominix's common stock. On November 13, 2003, the Board of Directors awarded 100,000,000 shares (875,000 post reverse stock split) of bonus stock for services to several individuals.

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

      Earnings Per Share
      ------------------
      Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                     Post-Split
                                                                     -----------
      Convertible debentures and accrued interest                       229,250
      Warrants to purchase common stock - deferred financing             26,250
      Warrants to purchase common stock - debentures                    503,125
                                                                      ---------

                Total as of September 30, 2004                          758,625
                                                                      =========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Commitments and Contingencies
          -----------------------------

      Other Contingencies
      -------------------
      As indicated in Note 2, the operations of Jade are concentrated in the facilitation of electronic identification and distribution of adult content. There may be laws or regulations in the United States or other countries that may affect the operations of the Company.

      Lease Obligations
      ------------------
      Dominix abandoned office space during 2001 under three separate lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. Dominix is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of September 30, 2004 approximate the security deposits retained by the landlords in accordance with these lease agreements.

      In August 2004 the Company assumed a lease held by MarketShare, requiring approximate future minimum rentals as follows:

                           For the Twelve Months Ending
                                   September 30,                   Amount
                        ----------------------------------------------------
                                       2005                         $ 22,500
                                       2006                           30,000
                                       2007                           32,000
                                       2008                           34,000
                                                                    --------

                                       Total                        $118,500
                                                                    ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Commitments and Contingencies, continued
          ------------------------------

      Employment Agreements
      ---------------------
      The Company has employment contracts with three key employees through December 2006 that provide for minimum annual salary, adjusted for cost-of-living changes, bonus, certain reimbursed expenses, with an automatic two year extension period.

      Future minimum payments under the contracts are as follows:

       For the Years Ending
           December 31,                    Amount
       ---------------------------------------------
               2004                         $235,000
               2005                          200,000
               2006                          200,000
                                            --------

               Total                        $635,000
                                            ========

      The Company agreed to issue, 175,000 shares of its restricted common stock to a key employee that will vest according to the following schedule:
      70,000 shares vesting and deliverable post the effectiveness of a reverse split and 35,000 shares vesting upon the, twelve, eighteen and twenty-four month anniversaries of the effective date of his employment. On June 4, 2004 the company issued 70,000 to the key employee. This agreement was terminated upon the resignation of the key employee on September 12, 2004. No future issuance of shares are required.

      Business Contracts
      ------------------

      On June 23, 2004 the company entered into a contract with 121 Ventures Inc., The producer of the television series entitled "Carmen Electra's NWWL (Naked Women's Wrestling League) whereby the company will develop various online websites which will promote and raise awareness for the new television series. Development of this project is currently on hold.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Commitments and Contingencies, continued
          ------------------------------

      Litigation
      -----------
      An attorney, Robert Fierman, Esq., served a summons and is seeking the payment of legal fees in the amount of $22,230, plus interest. Dominix and Mr. Fierman entered into an agreement whereby in full settlement of all claims of Mr. Fierman against Dominix, Dominix issued 17,500 shares of its common stock.

      In addition, at September 30, 2004 Dominix has $30,000 accrued for several legal judgments outstanding. It is reasonably possible that Dominix may settle these claims for an amount different than what has been accrued.

      Consulting Agreements
      ---------------------

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

      On August 19, 2004 the company entered into a consulting agreement with Internet Marketing Solutions. The agreement calls for $10,000 plus 10% of future acquisitions introduced by the consultant to the company.

      On September 16, 2004 the company entered into a consulting agreement with Cioffi Business Management Services. The consulting agreement is for an initial term of three (3) months. The Company has agreed to compensate the consultant $15,000 as well as issue the consultant 50,000 shares of its common stock for the initial three (3) month term.

      During the term of the consulting agreement, the principal shareholder of the consultant, Mr. Darren J. Cioffi, will act as the Company's interim Chief Financial Officer.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)
                                                   (A Development Stage Company)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)
--------------------------------------------------------------------------------

NOTE 12 - Proposed Acquisition
          --------------------

      On July 2, 2004, the company entered into a letter of intent with i. Broadcast, Inc., aprivately held Washington corporation to acquire either all of the outstanding shares of i. Broadcast or all of i.Broadcast's assets and liabilities. In exchange i. Broadcast , Inc., will receive approximately 1.2 million shares of the company. Conditions precedent to the completion of the transaction includes completion of the company's financial, operational and legal due diligence of each party, execution of definitive agreements and compliance with all applicable regulatory requirements. While the company anticipates that this transaction will close within the next ninety (90) days, there can be no assurance that the transaction will in fact be completed, or if completed, upon the terms set forth in the i.Broadcast LOI.

NOTE 13 - Subsequent Events
          -----------------

      Employment Agreement
      --------------------

      On October 5, 2004 the Company entered into an employment agreement with Mark Figula. The term of the agreement is for three (3) years commensurate on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development.

      During the term of the agreement, the Company shall pay Mr. Figula an annual salary of $150,000. Mr. Figula shall also be entitled to a quarterly bonus equal to 10% of the Company's net operating income for any fiscal quarter. Such bonus shall be increased to 15% in the event the Company achieves net quarterly operating income in excess of $250,000 for any fiscal quarter.

      Pursuant to the Agreement, the Company issued to Mr. Figula 2,500,000 shares of its common stock. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and the Company, or (iii) by the Company for cause (as defined in the Agreement).

      Shares subject to cancellation:

      During first 6 months:                 1,875,000
      From 6 months to 12 months:            1,250,000
      From 12 months to 18 months:             625,000

      In addition, the shares of common stock issued to Mr. Figula have "piggy-back" registration rights.

      Consulting Agreement
      --------------------

      On October 11, 2004 the company entered into a one month consulting agreement with Investsource, Inc. for investor relation services. The company agreed to issue 91,000 shares of the Company's common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On December  5, 2003,  the  Company  acquired  Jade  Entertainment  Group,  Inc.
("Jade") by way of merger through the Company's newly formed wholly-owned subsidiary, Jade Acquisition Corp., by issuing 82,167 shares of its Series B Convertible Preferred Stock and 743,750 shares of its common stock to the stockholders of Jade. The transaction has been accounted for as a reverse merger with Jade as the acquirer. The common shares have been restated, giving effect to a 1 for 200 reverse stock split, as well as a 0.75 to 1 stock split effected in the form of a dividend.

On June 4, 2004 The company formerly known as Dominix, Inc amended and restated its certificate of Incorporation and changed its name to 110 Media Group, Inc. The company also filed papers with NASDAQ and changed its trading symbol on the OTC-Bulletin Board to (OTEN).

On June 4, 2004 110 Media Group, Inc (the company formerly known as Dominix) effected a 1 for 200 reverse split. At March 31, 2004 there were 197,140,105 shares of common stock issued and outstanding. After the 1 for 200 reverse stock split the company had 985,700 shares of common stock issued and outstanding.

On June 28, 2004 110 Media Group, Inc declared a .75 stock dividend. The stock dividend was given to the shareholders of record on July 16, 2004. The .75 stock dividend was accounted for as a stock split.

BUSINESS PLAN OVERVIEW

Jade began operations in 2001 as a development stage business. Jade, since it's inception, has been developing its technology, marketing its website to potential advertisers and building consumer awareness of Jade's website and services. Jade's revenue to date has been from DVD sales, subscriber list sales and website revenue through which Jade operates Askjade.com, a specialty search engine for the adult entertainment industry. Its search engine allows internet users to enter a word, phrase or plain English query describing what they want to locate on the internet. As a website owner Jade is paid a commission and is rewarded for sending customers to the company's website.

In December of 2003 Jade purchased fifty digitally mastered tapes containing adult content. Each tape contains approximately two hours of raw footage which Jade uses to convert into a DVD format which is for sale at the wholesale and retail level. In April 2004 Jade completed the production of the first of fifty movies on DVD format. As of September 30, 2004 two videos are currently in production, no release date for the videos are scheduled at this time.

In addition to the development and production DVD's Jade uses the content to develop and promote new adult websites. There are 4 different type websites in which Jade generates revenue. The first Jade website (jadecash.net) is a cash program in which webmasters' place Jade advertisement banners on their website, and if a viewer clicks on a Jade banner located on the Webmaster's site, the viewer is then taken to Jade's website. Revenue is recognized when the viewer purchases the product. The second type of website is a content for sale site. Webmasters' can go to Jade's site (redfirecontent.com) and can purchase adult content, which they can use to create, promote and market their own site. The third type of website is a video on demand site. A viewer can go to Jade's site (Redfirevod.com) and can purchase time or view certain clips of footage for a fee. The fourth type of website is where a viewer goes to Jade sites and can purchase DVD's as well as view adult content for a fee.

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

On June 23, 2004 the company entered into a contract with 121 Ventures Inc., The producer of the television series entitled "Carmen Electra's NWWL (Naked Women's Wrestling League) whereby 110 Media Group, Inc will develop the official NWWL website which will promote and raise awareness for the new television series. In return for the design and implementation of the website, 110 Media Group, Inc will share in membership and affiliate revenues generated from traffic to the NWWL website.

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

On June 24, 2004 110 Media Group, Inc entered into a consulting agreement with Mr. Stephen Bugbee whereby he will act as an advisor to the board of directors. Mr. Bugbee is the owner of X2K Media Services Group and has over 16 years of experience in the promotion and marketing of projects in the entertainment/media and corporate marketplace. In exchange for his services the Company has agreed to issue 50,000 shares of its restricted common stock to Mr.Bugbee that will vest according to the following schedule: 25,000 shares vesting and deliverable as of the signing of the agreement with the remaining 25,000 vested and deliverable in twelve months.

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

VIDEO LIBRARY

During 2003 we acquired fifty digitally mastered tapes containing adult content, which we intend to convert into DVD format and other adult media entertainment. These costs will be amortized proportionately with revenue recognition related to the distribution of the products and licensing revenues. Management believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization will be adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. One film has been released as of September 30, 2004 but no significant revenues have been realized from it.

REVENUE RECOGNITION

Revenue recognized by Jade through September 30, 2004 represents revenue from its search engine. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue to be generated under the sale of its DVD's and other media entertainment will be recognized upon shipment of the merchandise. sales generated from list services are recognized upon completion of services.

RESULTS OF OPERATIONS


The following discussion relates to the historical financial statements of 110 Media Group, Inc. and subsidiary and should be read in conjunction with the condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS - INCEPTION (JULY 5, 2001) TO SEPTEMBER 30, 2004

Our revenues from July 5, 2001 to September 30, 2004 were $35,574. The revenue earned was from, DVD sales, List marketing program and our internet search engine AskJade.com as well as fees from our affiliate/referral programs. Total costs and expenses from July 5, 2001 to September 30, 2004 were 1,759,814. Expenses were considerably larger than revenues from inception to September 30, 2004 due to the fact that Jade is a developmental stage company and in the past 9 months the costs necessary in making Jade a profitable and viable company have dramatically increased due to hiring of office staff, computer designers, and executive officers. In addition to hiring full time employees, computer, office, and production equipment were needed in order for our business to grow and help us meet our customer demands on a daily basis. Interest and financing costs increased as a result of the Company's private placement.

RESULTS OF OPERATIONS - THREE MONTHS ENDING SEPTEMBER 30, 2004 AND 2003

REVENUES

Our total revenues were $11,811 for the quarter ended September 30, 2004 an increase of $9,196 from the corresponding period in 2003. Our revenue during the quarter ended September 30, 2004 were derived from DVD sales, list services and our website. Our revenue during the quarter ended September 30, 2003 were derived from our website. We believe revenues generated by Jade's existing and newly created websites will increase in 2004 due to the increased volume of adult content, which a subscriber can pay for and view scenes from Jade's upcoming video releases as well as from traffic through Jade cash programs.

COST OF REVENUES

Our cost of revenues was $5,445 for the quarter ended September 30, 2004, a decrease of $402 or 7% from the corresponding period of 2003. The decrease in cost of revenues resulted primarily from decreased website design and hosting costs needed in the promoting and marketing of our websites.

COMPENSATORY ELEMENT OF STOCK TRANSACTIONS Compensatory element of stock transactions was $28,826 for the quarter ended September 30, 2004, an increase of 100% from the corresponding period of 2003. The increase represents stock issued to key employees and consultants in connection with the company's 2003 equity incentive plan.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization were $4,729 for the quarter ended September 30, 2004 an increase of $4,729 or 100% over the corresponding period in 2003. The increase in depreciation and amortization is a result of computer and office equipment purchases which is being depreciated over 3 years as well as the amortizing of Jades database license agreement with Marketshare Recovery, Inc., which is being amortized over 3 years.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $190,688 for the quarter ended September 30, 2004, an increase of $186,228 over the corresponding period in 2003. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees hired in the fourth quarter 2003, as well as for accounting and legal services rendered.

OTHER EXPENSES

Other expenses were $9,871 for the quarter ending September 30, 2004 an increase of $9,871 or 100% over the corresponding period in 2003. The increase is due to the conversion of convertible debt, and the attainment of additional debt at a lower interest rate.

RESULTS OF OPERATIONS - NINE MONTHS ENDING SEPTEMBER 30, 2004 AND 2003

Net revenues increased by 172% from $5,708 for the nine months ended September 30, 2003 to $15,569 for the nine months ended September 30, 2004. The improvement in revenues was a result from increased traffic to our existing and newly created websites and the addition of DVD and List services.

Cost of revenues as a percent of net revenues increased from 16% of net revenues for the nine months ended September 30, 2003 to 93% of net revenues for the nine months ended September 30, 2004. The increase in cost of revenues is due to the increase in the need to further develop existing web properties.

Compensatory element of stock transactions increased from $0 for the nine months ended September 30, 2003 to $118,045, or 758% of net revenues for the nine months ended September 30, 2004. The increase is due to the expensing and amortizing of stock issued to key employees and consultants issued in connection with the company's 2003 equity incentive plan.

Depreciation and amortization increased from $0 for the nine months ended September 30, 2003 to $14,003, or 89% of net revenues for the nine months ended September 30, 2004. The increase is due to depreciation on additional equipment purchased as well as the amortization in connection with the database license agreement with Marketshare recovery, Inc.

Selling, general and administrative expenses increased from $8,433, or 148% of net revenues for the nine months ended September 30, 2003, to $596,177, or 3,828% of net revenues for the nine months ended September 30, 2004. The increase is due to personnel needed in order to meet the company's business plan as well as increased operating costs.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, our cash totaled $5,881 as compared with $50,159 at September 30, 2003. This decrease in cash is due to the sale of $575,000 7% convertible debentures as well as loan from related parties. The Company received approximately $500,000, net of expenses, in connection with the sale.

Net cash used in operating activities was $(555,070) for the nine months ended September 30, 2004 compared to $2,081 for the nine months ended September 30, 2003. The increase in cash used relates to the hiring of website designers, computer graphic designers and additional administrative staff required to implement the Company's business plan.

Net cash used in Investing activities was $6,203 for the nine months ended September 30, 2004 compared to net cash used in investing activities of $0 for the same period last year. The increase in cash used for Investing Activities was due to the purchase of additional computers which were necessary due to the hiring of computer graphic designers as well as the purchase of production equipment needed create websites and assist in the production of our video DVD's.

Net cash provided from financing activities was $252,279 for the nine months ended September 30, 2004 as compared to net cash provided in financing activities of $0 for the nine months ended September 30, 2003. The $252,279 represents loans made to the company by related parties in order to meet current operating activities.

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

Item 3 Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, if we are able to successfully address the material weaknesses in our internal accounting controls as discussed below, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Marcum & Kliegman, LLP, our independent registered public accounting firm, that during their performance of review procedures related to 110 Medai Group, Inc's unaudited interim financial statements for the quarter ended September 30, 2004 Marcum & Kliegman LLP identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

      o Insufficiently skilled personnel compounded by a lack of human resources and expected near-term significant turnover within our accounting and financial reporting function. Also, we must improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel.

      o Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

We have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. Actions to address the material weaknesses described above that we will undertake, or have undertaken, include the following among others:

      o We periodically review staffing of our accounting and financial reporting functions to ensure appropriate staffing and supervision of those functions. In January 2004, we hired a new chief financial officer. In August 2004, based on an evaluation of our existing accounting resources, management developed a plan to restructure the accounting and financial reporting function. This plan includes both the addition of new resources and the replacement of certain existing resources. At that time, we began recruiting efforts for various positions within our accounting department. In September 2004, and after details of the restructuring plan became known to members of our accounting staff, our chief financial officer announced his resignation. In September 2004, we hired an outside consultant as a replacement.

      o During the fourth quarter of 2004, we will continue our internal control review process to remediate the internal control material weaknesses identified above by Marcum & Kliegman LLP.

Other than regarding the material weaknesses discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affect our control environment.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of 110 Media Group, Inc's financial statements as of and for the year ending December 31, 2005 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the
Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

Limitations of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which the Company's property is subject.

ITEM 2:  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) On October 16, 2004, the Company issued 50,000 shares to Darren Cioffi as compensation pursuant to a consulting agreement between the Company and Cioffi Business Management Services. Mr. Cioffi is the Company's interim Chief Financial Officer.

            On October 5, 2004 the Company entered into an employment agreement (the "Agreement") with Mark Figula. The term of the Agreement is for three (3) years commensurate on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development.

            Pursuant to the Agreement, the Company issued to Mr. Figula Two Million Five Hundred Thousand (2,500,000) shares of its common stock. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and the Company, or (iii) by the Company for cause (as defined in the Agreement).

            Shares subject to cancellation:

            During first 6 months:                1,875,000
            From 6 months to 12 months:           1,250,000
            From 12 months to 18 months:            625,000

      (b)   None

      (c)   None

ITEM 5: OTHER INFORMATION

      On July 9, 2004, the Company entered into a Distribution and Sales Agreement with i.Broadcast, Inc., whereby i.Broadcast will utilize 110 Media Group's sales and distribution network to market its products and media content for adult oriented websites.

      On July 29, 2004 the Company extended the maturity date of an aggregate 503,125 warrants to purchase a like number of post-dividend shares to May 30, 2006. These warrants were issued in connection with the Company's private placement completed December 1, 2003.

      On September 16, 2004 the Company entered into a Consulting Agreement with Cioffi Business Management Services. The Consulting Agreement is for an initial term of three (3) months. The Company has agreed to compensate the consultant $15,000 as well as issue the Consultant 50,000 shares of its common stock for the initial three (3) month term.

      During the term of the Consulting Agreement, the principal shareholder of the consultant, Mr. Darren Cioffi, will act as the Company's interim Chief Financial Officer.

      On October 5, 2004 the Company entered into an employment agreement (the "Agreement") with Mark Figula. The term of the Agreement is for three (3) years commensurate on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development.

      During the term of the Agreement, the Company shall pay Mr. Figula an annual salary of $150,000. Mr. Figula shall also be entitled to a quarterly bonus equal to 10% of the Company's net operating income for any fiscal quarter. Such bonus shall be increased to 15% in the event the Company achieves net quarterly operating income in excess of $250,000 for any fiscal quarter.

      Pursuant to the Agreement, the Company issued to Mr. Figula Two Million Five Hundred Thousand (2,500,000) shares of its common stock. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and the Company, or (iii) by the Company for cause (as defined in the Agreement).

      Shares subject to cancellation:

      During first 6 months:                1,875,000
      From 6 months to 12 months:           1,250,000
      From 12 months to 18 months:            625,000

      In addition, the shares of common stock issued to Mr. Figula have "piggy-back" registration rights.

ITEM 6: EXHIBITS

      (a)   The following exhibits are filed as part of this report:

            4.1   Form of Warrant Amendment
            31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).
            31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).
            32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.
            32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 22, 2004          110 MEDIA GROUP, INC.


                                    By:  /s/ Raymond Barton
                                       ---------------------------------------
                                       Raymond Barton, Chief Executive Officer



                                    By:  /s/ Darren Cioffi
                                       ---------------------------------------
                                       Darren Cioffi, Chief Financial Officer