Form 10KSB
period 2004-12-31
110 MEDIA GROUP, INC.
filed 2005-04-15
CIK 824104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X|   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the Fiscal Year Ended: December 31, 2004

|_|   Transitional Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                          Commission File No. 000-29462

                              110 MEDIA GROUP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                    13-4127624
       ---------------------                         ------------------
   (State of other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


                              95 Broadhollow Road,
                                    Suite 101
                            Melville, New York 11747
                     Address of principal executive offices

       Registrant's telephone number, including area code: (631) 385-0007
                                                           --------------

                                       N/A
                 Address of previous principal executive offices

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

Registrant's revenues for the year ended December 31, 2004:  $30,234


The aggregate market value of the Company's Common Stock held by non-affiliates of the Registrant as of March 22, 2005 was approximately $2,101,626 based upon the closing sales price of the Company's Common Stock of $0.14 on March 21, 2005 (See Footnote (1) below).

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The number of shares issued and outstanding of the Registrant's Common Stock, $0.001 par value, as of March 22, 2005 was 22,073,981.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                  Transitional Small Business Disclosure Format

                                 YES |_| NO |X|


(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.


PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company's ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company's ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company's ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company's operations, market, products and services. Additional factors are described in the Company's other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1: DESCRIPTION OF BUSINESS

BACKGROUND

The Company, while its name was Dominix, Inc., a Delaware corporation, completed its re-incorporation in August 2000. Prior to July 2000, we were a Colorado corporation and our name was Medical Management Systems, Inc. ("MMGS"). In June 2000 we acquired Bookdigital.com, Inc. In 2001, due to lack of business, Bookdigital.com ceased operations.

In January 2001 we acquired International Controllers, Inc. ("ICON"). We became a shell corporation as a result of the sale of ICON in April 2002. During the period from April 2002 through September 2003 we explored other opportunities. On April 8, 2003 we entered into a letter of intent to acquire Dalian Xindian Chitin Co., a Republic of China Company engaged in the business of developing and manufacturing products derived from the natural resource chitin for a variety of industries. We encountered difficulties during the due diligence process due to communication problems and our inability to complete a thorough due diligence investigation of this foreign Company. Management realized that the acquisition of a Chinese entity would not be in our best interest and we let the letter of intent terminate by its terms on May 31, 2003.

On July 22, 2003, we entered into a letter of intent with Jade Entertainment Group, Inc., a New York corporation ("Jade") and Blu-TV, Inc., a New York corporation ("Blu") involved in the distribution of adult content through cable and pay per view channels. We initiated contact with both Blu-TV and Jade. On September 10, 2003, we received a letter from Blu terminating the letter of intent with respect to their participation. We determined to go forward with the proposed acquisition of Jade and on September 22, 2003, we executed an amended letter of intent with Jade which was subsequently further amended on September 26, 2003 to include the acquisition of the business and operations of MarketShare Recovery, Inc., a New York corporation ("MarketShare"). On December 5, 2003, we completed the acquisition of Jade by way of merger through the Company's wholly owned subsidiary, Jade Acquisition Corp. by issuing 743,750 shares of common stock and 82,167 shares of its Series B Convertible Preferred Stock, which was converted into 6,834,631 shares of our common stock on June 4, 2004, together representing 36% of the Company. This transaction has been accounted for as a reverse merger with Jade the acquirer of the Company. The reverse merger was accounted for as a recapitalization and the stockholder's equity was retroactively restated to the inception of Jade, July 5, 2001. On March 30, 2004, we entered into a termination agreement with MarketShare Recovery Inc., canceling our proposed acquisition of MarketShare and simultaneously Jade entered into a database license agreement with MarketShare. This result we believed enabled our shareholders to receive the benefit from utilizing Market Share's proprietary database which was one of the primary considerations in the transaction with MarketShare, without having to acquire MarketShare which would have caused our shareholders additional dilution to their ownership interest. MarketShare and Jade are related parties in that they have the same management. The Company is not a party to the database agreement. On June 4, 2004, our name was changed to 110 Media Group, Inc. to better reflect the Company's business.

On December 5, 2004, we acquired the database assets of Web1000.com. Pursuant to the Agreement, we acquired a website known as Web1000.com along with the customer list related to that website. The purchase price for the assets was $400,000.

BUSINESS

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

In December of 2003 Jade purchased fifty digitally mastered tapes containing adult content. Each tape contains approximately two hours of raw footage which Jade uses to convert into a DVD format which is for sale at the wholesale and retail level. In April 2004 Jade completed the production of the first of fifty movies on DVD format. As of December 31, 2004 two videos are currently in production, no release date for the videos are scheduled at this time. During the year ended December 31, 2004, we determined due to lack of sales of the initial release that the valuation of this database is impaired and incurred an impairment charge of $68,372.

In addition to the development and production of DVD's, Jade uses the content to develop and promote new adult websites. There are 4 different type websites in which Jade generates revenue. The first Jade website (jadecash.net) is a cash program in which webmasters' place Jade advertisement banners on their website, and if a viewer clicks on a Jade banner located on the Webmaster's site, the viewer is then taken to Jade's website. Revenue is recognized when the viewer purchases the product. The second type of website is a content for sale site. Webmasters' can go to Jade's site (redfirecontent.com) and can purchase adult content, which they can use to create, promote and market their own site. The third type of website is a video on demand site. A viewer can go to Jade's site(Redfirevod.com) and can purchase time or view certain clips of footage for a fee. The fourth type of website is where a viewer goes to Jade sites and can purchase DVD's as well as view adult content for a fee.

On July 2, 2004, the Company entered into a letter of intent with i. Broadcast, Inc., a privately held Washington corporation to acquire either all of the outstanding shares Of i. Broadcast or all of i.Broadcast's assets and liabilities. As a result of our due diligence we decided not to complete the acquisition of i.Broadcast. On July 9, 2004 110 Media Group, Inc. entered into a distribution and sales agreement with i.Broadcast, Inc. whereby i.Broadcast utilizes 110 Media Group's sales and distribution network to market its vast products and media content for adult oriented websites. i.Broadcast, Inc. is a provider of adult content which encompasses live interactive video services as well as recorded, on demand video streams which is popular among webmasters and can be easily added to one's website. This agreement allows us to promote and market i.Broadcast products.

On June 24, 2004 110 Media Group, Inc. entered into a consulting agreement with Mr. Stephen Bugbee whereby he will act as an advisor to our board of directors. Mr. Bugbee is the owner of X2K Media Services Group and has over 16 years of experience in the promotion and marketing of projects in the entertainment/media and corporate marketplace.

On December 5, 2004, we acquired the database assets of Web1000.com from Global Reach, Inc. ("Global"). The purchase price for the assets was $400,000 payable as follows:

      (a)   $50,000 in cash at closing (paid on December 5, 2004)

      (b)   $50,000 in cash payable 30 days after closing (paid on December 27,
            2004)

      (c) $100,000 in cash payable over 11 months commencing August, 2005(first payment of $8,610 made January 5, 2005)

      (d) $200,000 worth of our common stock, which equaled 1,030,928 shares of our common stock, which was delivered at closing.

To date, we made both $50,000 payments referred to in (a) and (b) above and have made one payment out of the $100,000 due over twelve (18) months. On April 13, 2005 the Company and Global Reach agreed to amend the $100,000 promissory note to extend the payments until June 1, 2006 with the next installment of $8,862.65 due August 1, 2005.

Web1000 provides free webhosting in both the mainstream and adult markets. Instead of paying a monthly fee like with most webhosting companies, Web100's customers get to use our service without cost, in exchange for agreeing to allow one of the following:

      o Traffic to their websites from specific countries can be redirected to advertisers;

      o Traffic generated from missing pages or files on their site (officially known as a 404 error) can be redirected to an advertiser or a page of advertisements; and/or

      o We may or may not "skim" some small percentage of their traffic (like one out of every 1,000 visitors) and send it to an advertiser or a page of advertisements.

The advertisers then pay Web1000 in one of two ways:

      o     A commission on all sales generated; or

      o A negotiated cash payment for every 1,000 visitors we direct to a specific advertiser.

Additional revenues may be generated in the future by selling additional services such as e-mail and shared advertising whereby we place text ads on their site, someplace near the bottom, similar to "Google's adsence."

COMPETITION

We face competition in three principal areas:

      o     distribution of services;

      o     demand for services on our affiliates Web sites; and

      o     usage of our services by advertisers.

We compete with companies that provide both mainstream and specialty adult oriented affiliate/referral advertising services that are similar to our services. In addition, we cannot provide any assurance that another search service will not successfully offer a competitive affiliate/referral advertising service. We believe it is likely that there will be additional entrants to the affiliate/referral search market. These competitors will compete against us for affiliate arrangements. This competition could cause us to enter into affiliate agreements with less favorable terms or lose affiliates or potential affiliates. This could reduce our number of paid introductions, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby have a material adverse effect on our business, operating results and financial condition.

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

We also compete with providers of pay-per-click search services and other search services, Internet service providers, other Web sites and advertising networks such as Double-Click, Inc. and 24/7 Media, Inc., as well as traditional offline media such as television, radio and print and direct marketing companies, for a share of advertisers total advertising budgets. Accordingly, we may face increased pricing pressure for the sale of advertisements and direct marketing opportunities. We may also face a decrease in demand for the Askjade.com service. This could have a material adverse effect on our business, operating results and financial condition.

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

GOVERNMENT REGULATION AND INDUSTRY STANDARDS

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase our costs of selling products or otherwise operating our business.

Several federal, state and foreign statutes prohibit the transmission of indecent, pornographic, obscene or offensive content over the Internet to particular groups or persons. The extent to which these laws apply to us is limited due to the fact that we do not own or display photographic/pictorial content, other than advertising banners that appear on our site, though we have acquired a foreign adult film library. We will use discretion in determining what graphical advertisements will be allowed on our website and what type of adult film content we will acquire in order to avoid legal scrutiny. Furthermore we have taken measures, principally the consent form/disclaimer at the entry page to our websites to discourage and put users on notice of the adult oriented content of our websites in an effort to re-direct users who may be sensitive to certain sexual depictions which may be viewed on our websites. In addition some private legal actions have been brought or threatened against libraries and various public facilities that offer unfiltered Internet access. If these statutes are deemed to apply to us and our activities, if new laws or regulations are adopted which are found to apply to the Company's activities, or if caselaw establishes broad limitations on distribution, we may be limited in the types of content and advertisements we make available on our websites. In such case we would be compelled to moderate the nature of the contents of the advertising we permit on the site, which may result in a decrease in traffic; if users decide that we are no longer able to serve their personal preferences with respect to the sexual nature of the content and the facility with which they will be able to locate those websites which makes that content available. In addition, some foreign countries, such as Singapore and China, entirely restrict access to our websites throughout their countries. If other countries decide to adopt similar policies, our business and financial results may be harmed. Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. Our Company and many other Internet companies use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive. Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the U.S. as well, and the U.S. Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our websites. Fears relating to a lack of privacy could also result in a reduction in the number of our users and subscribers which could harm our business and financial results.

EMPLOYEES

We employed five people as of December 31, 2004. None of our employees are represented by a union and we believe our relationships with our employees are good.

ITEM 2: DESCRIPTION OF PROPERTY

Effective December 5, 2003, the Company relocated its offices to 95 Broadhollow Road, Suite 101, Melville, New York 11747, telephone number (631) 385-0007. The Company occupies space within the office of MarketShare New York. On March 30, 2004 Jade and MarketShare Delaware entered into a memorandum of understanding whereby Jade agreed to reimburse MarketShare Delaware for 50% of all rent due the landlord for all periods after January 1, 2004. In August 2004, we assumed the lease from Marketshare. The lease expires on March 31, 2008 and the monthly rent is $2,450, subject to annual increases of approximately 5% per year. The space is approximately 1,100 square feet. The space is currently sufficient for our needs.

Prior to December 5, 2003, the Company's office was located within the office of its sole Director Andrew J. Schenker at 40 Marquette Drive, Smithtown, New York. The Company was not a signatory of any lease on this space and was a month-to-month tenant and did not pay rent on this space.

ITEM 3:  LEGAL PROCEEDINGS

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders for a vote during the fourth quarter of this fiscal year.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

Our common stock presently trades on the Over-the-Counter Bulletin Board or OTCBB and trades under the symbol OTEN. Prior to June 4, 2004, our common stock traded on the OTCBB under the symbol "DMNX." The last reported sale price of our common stock was $.13 per share.

The following table sets forth certain information with respect to the high and low market prices of the Company's common stock for the fiscal years ended December 31, 2003 and 2004. The high and low market prices for the second, third and fourth quarters of fiscal year ended December 31, 2004 reflect a 200 for 1 revere stock split effective June 4, 2004. The third and fourth quarters also reflect a .75 for 1 stock dividend effective July 16, 2004.

                                                     BID
                                            ---------------------
                      QUARTER ENDED         HIGH              LOW
                      -------------         ----              ---


                          2003
                          ----
                          3/31               .00               .00
                          6/30               .00               .00
                          9/30               .02               .00
                          12/31              .02               .01

                          2004
                          ----
                          3/31              1.03              1.03
                          6/30              0.70              0.42
                          9/30              0.20              0.20
                          12/31             0.16              0.16

The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

As of March 22, 2005, there were 22,073,981 shares issued and outstanding and we had 297 registered holders of our common shares.

Dividends

We have not paid any dividends on our common stock since inception. We do not anticipate declaration or payment of any dividends at any time in the foreseeable future. Our Series AA preferred stock provides for a 7% cumulative dividend.

Recent Sales of Unregistered Securities:

On June 10, 2004, we converted $575,000 of convertible debentures into 1,006,270 shares of common stock and warrants to purchase 503,125 shares of our common stock at $1.00 per share.

On June 4, 2004 the Series B Convertible Preferred Stock was converted into an aggregate of 6,834,631 shares of common stock. As a result, there are no Series B Convertible Preferred Stock outstanding.

On June 4, 2004, an aggregate of 3,439,999 shares of Series A Convertible Preferred Stock was converted into 6,020,116 shares of common stock. As a result, there are no Series A Convertible Preferred Stock outstanding.

On June 4, 2004, holders of 12% convertible debentures with an aggregate value of $112,000 converted such debentures into 330,757 shares of the Company's common stock.

On June 4, 2004, the Company issued 70,001 shares of its common stock to a key employee in accordance with an employment agreement.

On June 4, 2004, in connection with its 2003 Equity Incentive Plan, the Company issued 918,767 shares of its common stock to several individuals for services valued at $175,000.

On June 4, 2004, the Company issued 17,500 shares of its common stock to an individual as full settlement of a legal claim.

All of the above stock transactions were restated giving effect to a 1 for 200 reverse stock splits, as well as the .75 for 1 stock split affected in the form of a dividend.


On October 16, 2004, we issued 50,000 shares to Darren Cioffi as compensation pursuant to a consulting agreement between us and Cioffi Business Management Services. Mr. Cioffi is our interim Chief Financial Officer.

On October 5, 2004 we entered into an employment agreement (the "Agreement") with Mark Figula. The term of the Agreement is for three (3) years commensurate on October 1, 2004. Mr. Figula will serve as our Vice President of Business Development.

Pursuant to the Agreement, we issued to Mr. Figula Two Million Five Hundred Thousand (2,500,000) shares of our common stock. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and us, or (iii) by us for cause (as defined in the Agreement).

         Shares subject to cancellation:

         During first 6 months:                1,875,000
         From 6 months to 12 months:           1,250,000
         From 12 months to 18 months:            625,000

On December 2 and December 3, 2004, 110 Media Group, Inc. (the "Company") entered into two Series AA Stock Purchase Agreements (the "Agreements") with Bruges Realty Corp Charitable Remainder Trust (the "Investor") relating to the private placement of an aggregate of 438,000 shares of newly authorized Series AA Preferred Stock ("Series AA Shares"). The Investor purchased 200,000 Series AA Shares on December 2, 2004 and an additional 238,000 Series AA Shares on December 3, 2004, each pursuant to the Agreements, the form of which is an exhibit to this report. The purchase price of the Series AA shares was $1.00 per share, yielding proceed of $438,000, before legal expenses of $7,500.

The Series AA Shares have a liquidation preference of $1.00 per share and the right to receive cumulative dividends of 7% per year. Dividends, when declared may be paid in shares of common stock of the Company at the holders option, or at the Company's option if the shares to be issued may be resold pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or can be immediately resold in reliance upon and exemption from registration. The Series AA Shares are convertible at the holder's option into that number of shares as are determined by dividing the liquidation preference, including any unpaid cumulative dividends, by $0.20 (as adjusted pursuant to anti-dilution provisions contained in the designation creating the series). The shares may be redeemed at the Company's option for 125% of the liquidation preference (including accrued and unpaid dividends) and must be redeemed by the Company upon demand if the shares of Common Stock which may be issued on conversion are not registered for sale under the Act one year after the holders have requested registration. The Investor represented that they were accredited and the sales of securities convertible into shares of common stock was made directly by the Company without a broker-dealer or payment of commission in reliance on Section 4(2) and 4(6) of the Act and Rule 506 of Regulation D thereunder.

On December 5, 2004 we issued 1,030,928 shares of common stock to Global Reach, Inc. in connection with the acquisition of Web1000.com. Global Reach represented that they were accredited and the sales of securities convertible into shares of common stock was made directly by the Company without a broker-dealer or payment of commission in reliance on Section 4(2) of the Act.

2003 Equity Incentive Plan

We have an equity incentive plan available to key employees and consultants of the Company. Under the plan, we may grant stock options, stock appreciation rights, restricted stock performance awards and bonus stock awards for up to 3,000,000 shares of our post-reverse-split common stock. The plan designates the Board of Directors the authority to make grants under the plan. In 2004 we issued 918,767 shares of bonus stock for services to the following individuals:

Steven A. Horowitz         70,000
Arnold P. Kling           105,017
Kirk M. Warshaw            26,250
Andrew J. Schenker         87,500
Mark Scharbo               96,250
John R. D'Angelo           61,250
Herbert Sommer             43,750
Joel Schneider             43,750
John Moran                 61,250
Raymond Barton             61,250
Timothy Schmidt            61,250
Epifanio Almodovar         61,250
Ramona Lanner              17,500
Michael Krome               8,750
Alan Cohen                 35,000
Stephen Bugbee             43,750
Adam Laufer                35,000
                          -------

TOTAL                     918,767
                          =======

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 4, 2004, the Company formerly known as Dominix, Inc. amended and restated its Certificate of Incorporation and changed its name to 110 Media Group, Inc. The Company also filed papers with NASDAQ and changed its trading symbol on the OTC-Bulletin Board to (OTEN).

BUSINESS PLAN OVERVIEW

Jade began operations in 2001 as a development stage business. Jade, since its inception, has been developing its technology, marketing its website to potential advertisers and building consumer awareness of it's website and services. Jade's revenue to date has been from DVD sales, subscriber list sales and website revenue through which Jade operates Askjade.com, a specialty search engine for the adult entertainment industry. Its search engine allows internet users to enter a word, phrase or plain English query describing what they want to locate on the internet.

In December of 2003 Jade purchased fifty digitally mastered tapes containing adult content. Each tape contains approximately two hours of raw footage which Jade uses to convert into a DVD format which is for sale at the wholesale and retail level. In April 2004 Jade completed the production of the first of fifty movies on DVD format. As of December 31, 2004 no significant revenues were generated from these videos. As a result, we wrote our carrying value down to zero.

In addition to the development and production of DVD's Jade uses the content to develop and promote new adult websites. There are 4 different type websites from which Jade generates revenue. The first Jade website (jadecash.net) is a cash program in which webmasters' place Jade advertisement banners on their website, and if a viewer clicks on a Jade banner located on the Webmaster's site, the viewer is then taken to Jade's website. Revenue is recognized when the viewer purchases the product. The second type of website is a content for sale site. Webmasters' can go to Jade's site (redfirecontent.com) and can purchase adult content, which they can use to create, promote and market their own site. The third type of website is a video on demand site. A viewer can go to Jade's site (Redfirevod.com) and can purchase time or view certain clips of footage for a fee. The fourth type of website is where a viewer goes to Jade sites and can purchase DVD's as well as view adult content for a fee.

On June 24, 2004 we entered into a consulting agreement with Mr. Stephen Bugbee whereby he will act as an advisor to the board of directors.Mr. Bugbee is the owner of X2K Media Services Group and has over 16 years of experience in the promotion and marketing of projects in the entertainment/media and corporate marketplace. In exchange for his services we issued 43,750 shares of its restricted common stock to Mr.Bugbee.

On December 5, 2004, we purchased the database assets of Web1000.com from Global The purchase price for the assets was $400,000 payable as follows:

      (a)   $50,000 in cash at closing (paid on December 5, 2004)

      (b)   $50,000 payable 30 days after closing (paid on December 27, 2004)

      (c) $100,000 payable over 18 months commencing January 1, 2005 (first payment of $8,609.51 made January 5, 2005)

      (d) $200,000 worth of our common stock, which equaled 1,030,928 shares of the Registrant's common stock, which was delivered at closing.

To date, the Company has made both $50,000 payments referred to in (a) and (b) above and has made one payment out of the $100,000 due over twelve (12) months. On April 13, 2005, the Company and Global Reach agreed to amend the $100,000 promissory note to extend the payments until June 1, 2006 with the next installment of $8,862.65 due August 1, 2005.

Web1000 provides free webhosting in both the mainstream and adult markets. Instead of paying a monthly fee like with most webhosting companies, Web1000's customers get to use our service without cost, in exchange for agreeing to allow one of the following:

      o Traffic to their websites from specific countries can be redirected to advertisers;

      o Traffic generated from missing pages or files on their site (officially known as a 404 error) can be redirected to an advertiser or a page of advertisements; and/or

      o We may or may not "skim" some small percentage of their traffic (like one out of every 1,000 visitors) and send it to an advertiser or a page of advertisements.

The advertisers then pay Web1000 in one of two ways:

      o     A commission on all sales generated; or

      o A negotiated cash payment for every 1,000 visitors we direct to a specific advertiser.

Additional revenues may be generated in the future by selling additional services such as e-mail and shared advertising whereby we place text ads on their site, someplace near the bottom, similar to "Google's adsence."

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

VIDEO LIBRARY

During 2003 we acquired fifty digitally mastered tapes containing adult content, which we intend to convert into DVD format and other adult media entertainment. These costs will be amortized proportionately with revenue recognition related to the distribution of the products and licensing revenues. Management believes that this method provides a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization will be adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. One film has been released as of December 31, 2004 but no significant revenues have been realized from it. During the year ended December 31, 2004 we recorded an impairment loss of $68,372, reducing the carrying value of our video library to zero due to a lack of sales.

REVENUE RECOGNITION

Revenue recognized by Jade through December 31, 2004 represents revenue from its search engine. Jade receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue to be generated under the sale of its DVD's and other media entertainment will be recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services.

RESULTS OF OPERATIONS

The following discussion relates to the historical financial statements of 110 Media Group, Inc. and subsidiary and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS -

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

Net revenues increased by 440% from $6,878 for the year ended December 31, 2003 to $30,234 for the years ended December 31, 2004. The improvement in revenues was a result from increased traffic to our existing and newly created websites, the addition of DVD and List services and the acquisition of the Web1000.com properties.

Cost of revenues as a percentage of net revenues increased from 63% of net revenues for the year ended December 31, 2003 to 92% of net revenues for the year ended December 31, 2004. The increase in cost of revenues is due to the increase in the cost of production for DVD's, other related internet charges and the need to further develop existing web properties.

Compensatory element of stock transactions increased from $0 for the year ended December 31, 2003 to $418,708, for the year ended December 31, 2004. The increase is due to the expensing and amortizing of stock and options issued to key employees and consultants.

Depreciation and amortization increased from $119 for the year ended December 31, 2003 to $30,293, for the year ended December 31, 2004. The increase is due to depreciation on additional equipment purchased as well as the amortization in connection with both the database license agreement with Marketshare and the acquisition of the Web1000 assets.

Selling, general and administrative expenses increased from $127,883 for the year ended December 31, 2003, to $869,010 for the year ended December 31, 2004. The increase is due to the addition of personnel and operating costs in accordance with our business plan.

During the quarter ended December 31, 2004, we recorded an impairment loss of $98,750 of which $68,372 was related to our video library (note 3) and $30,378 relates to our database license (note 5).

Interest expense increased from $60,497 in 2003 to $729,752 in 2004. The increase represented the amortization of debt discount and debt issuance costs of $603,100 related to the $575,000 of convertible debentures during 2004 and an accrual for liquidating damages of $80,500 related to our failure to register securities of $575,000 of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, our cash totaled $20,930. In addition, we had cash in an escrow account of $105,500. This cash is available to us based on a preapproval budget and use of proceeds. We disbursed all of the cash in escrow as of March 31, 2005.

Net cash used in operating activities was $778,803 for the year ended December 31, 2004 compared to $132,997 for the year ended December 31, 2003. The increase in cash used relates to our increased loss for 2004.The hiring of website designers, computer graphic designers and additional administrative staff required to implement our business plan contributed to our loss for 2004.

Net cash used in Investing activities was $106,203 for the twelve months ended December 31, 2004 compared to net cash from investing activities of $ 489,699 for the same period last year. The increase in cash used for Investing Activities was due to the purchase of additional computers which were necessary due to the hiring of computer graphic designers as well as the purchase of the Web1000 assets of $100,000.

Net cash provided from financing activities was $591,061 for the twelve months ended December 31, 2004 as compared to net cash used in financing activities of $44,067 for the twelve months ended December 31, 2003. The $591,061 represents loans made to the Company by related parties and the sale of preferred securities of $438,000.

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

On December 2 and December 3, 2004, the Company entered into two Series AA Stock Purchase Agreements (the "Agreements") with Bruges Realty Corp Charitable Remainder Trust (the "Investor") relating to the private placement of an aggregate of 438,000 shares of newly authorized Series AA Preferred Stock ("Series AA Shares"). The Investor purchased 200,000 Series AA Shares on December 2, 2004 and an additional 238,000 Series AA Shares on December 3, 2004. The purchase price of the Series AA shares was $1.00 per share, yielding proceed of $438,000, before legal expenses of $7,500.

The Series AA Shares have a liquidation preference of $1.00 per share and the right to receive cumulative dividends of 7% per year. Dividends are payable quarterly commencing March 31, 2005 and may be paid in shares of common stock of the Company at the holders option, or at the Company's option if the shares to be issued may be resold pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or can be immediately resold in reliance upon and exemption from registration. The Series AA Shares are convertible at the holder's option into that number of shares as are determined by dividing the liquidation preference, including any unpaid cumulative dividends, by $0.20 (as adjusted pursuant to anti-dilution provisions contained in the designation creating the series). The shares may be redeemed at the Company's option for 125% of the liquidation preference (including accrued and unpaid dividends) and must be redeemed by the Company upon demand if the shares of Common Stock which may be issued on conversion are not registered for sale under the Act one year after the holders have requested registration.

There was no beneficial conversion feature related to this series of Preferred Stock.

The holders of the Series AA Preferred Stock were granted demand registration rights which are exercisable no earlier than six months from the purchase date. The demand registration rights require the Company to file a registration statement no later than 60 days after receiving the demand registration notice and also require the registration statement to be declared effective by the SEC within 90 days from the filing date. For each month that the registration statement is filed late or declared effective late, liquidating damages are payable to the holders equal to 1 1/2% of the purchase price of the shares up to a maximum amount of 25%.

As long as any Series AA Preferred Stock is outstanding, the Company must obtain the approval of a majority of the outstanding shares of the Series AA Preferred Stock to amend its certificate of incorporation or by-laws or authorize a new class of capital stock which is on parity with or has priority over the Series AA Preferred Stock.

The holders of the Series AA Preferred Stock have the right to demand that the Company redeem their shares of Series AA Preferred Stock in the event that a registration statement, which includes the conversion of the Series AA Preferred Stock, has not been declared effected by the SEC within one year from the date that a demand registration notice is given to the Company covering at least 51% of the Series AA Preferred Stock. After receiving notice of redemption from the holders of the Series AA Preferred Stock, the Company may not make any capital expenditures in excess of the amount approved by the Company's board of directors or acquire any entity or assets of any business for a purchase price in excess of $200,000. If the Company does not have sufficient funds to redeem all the outstanding shares, then at the Board of Directors determination, the redemption will be made over time as funds become available.

Based on the above described contingent mandatory redemption obligation, the liquidation preference of the Series AA Preferred Stock has been classified as mezzanine equity.


Lease Obligations

In August 2004 the Company assumed a lease for corporate headquarters held by a related party, requiring approximate future minimum rentals as follows:

                   For the Year Ending
                             December 31,                      Amount
                   ----------------------------------------------------
                                 2005                         $ 29,400
                                 2006                           30,000
                                 2007                           32,000
                                 2008                           34,000
                                                              --------

                                 Total                        $125,400
                                                              ========

Employment Agreements

The Company has employment contracts with three key employees through February 2008 that provide for minimum annual salary, adjusted for cost-of-living changes, bonus, certain reimbursed expenses, with an automatic two year extension period.

Future minimum payments under the contracts are as follows:

                  For the Years Ending
                      December 31,                    Amount
                  ---------------------------------------------
                          2005                       $285,000
                          2006                        285,000
                          2007                        285,000
                          2008                         47,500
                                                     --------

                          Total                      $902,500
                                                     ========

Additional Employment Agreements

On October 5, 2004 the Company entered into an employment agreement with Mark Figula. The term of the agreement is for three (3) years commensurate on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development. During the term of the agreement, the Company shall pay Mr. Figula an annual salary of $150,000. Mr. Figula shall also be entitled to a quarterly bonus equal to 10% of the Company's net operating income for any fiscal quarter. Such bonus shall be increased to 15% in the event the Company achieves net quarterly operating income in excess of $250,000 for any fiscal quarter. Pursuant to the Agreement, the Company issued to Mr. Figula 2,500,000 shares of its common stock valued at $375,000. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and the Company, or (iii) by the Company for cause (as defined in the Agreement).

           Shares subject to cancellation:

           During first 6 months:                 1,875,000
           From 6 months to 12 months:            1,250,000
           From 12 months to 18 months:             625,000

In addition, the shares of common stock issued to Mr. Figula have "piggy-back" registration rights. The value of this stock issuance is being amortized over 18 months.

Amended Employment and Consulting Agreements

On February 15, 2005 the Company entered into an amended employment agreement with Raymond Barton ("Barton Agreement"), the Company's Chief Executive Officer. The initial term of the Barton Agreement is for three (3) years. The initial term may be automatically extended for up to two additional twelve (12) month periods unless either party gives written notice to the other of their desire not to extend.

During the term of the Barton Agreement, the Company shall pay Mr. Barton an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr. Barton shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Barton shall also be entitled to a quarterly bonus equal to 20% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Barton, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.

On February 15, 2005 the Company entered into an amended employment agreement with Timothy Schmidt ("Schmidt Agreement"), the Company's President. The initial term of the Schmidt Agreement is for three (3) years. The initial term may be automatically extended for up to two additional twelve (12) month periods unless either party gives written notice to the other of their desire not to extend.

During the term of the Schmidt Agreement, the Company shall pay Mr. Schmidt an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr. Schmidt shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Schmidt shall also be entitled to a quarterly bonus equal to 20% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Schmidt, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.

On February 8, 2005, the Company entered into a new Consulting Agreement with a consultant for a six (6) month term ("Second Term"). During the Second Term, the Company has agreed to compensate the consultant $30,000 and issued Mr. Cioffi 100,000 shares of its common stock under the Company's 2003 Equity Incentive Plan.

On February 15, 2005 the Company entered into an employment agreement with Michael Barton ("MBarton Agreement"), the Company's Vice President of Sales. The initial term of the MBarton Agreement is for three (3) years. The initial term may be automatically extended for up to two additional twelve (12) month periods unless either party gives written notice to the other of their desire not to extend.

During the term of the MBarton Agreement, the Company shall pay Mr. Barton an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr.Barton shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Barton shall also be entitled to a quarterly bonus equal to 20% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Barton, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.


Information Technology Agreement

On January 28, 2005 the Company signed an agreement with WalkerTek Internet Services, Inc. to provide hosting and development services for the Web1000 asset. The agreement is to provide equipment, hosting and software development. The project will be implemented in three phases. Costs associated with each phase are as follows; Phase I, relocating Web1000 $18,500, new hardware $36,000. Phase II, programming and development $211,500, Phase III $ 18,750. The project is anticipated to take 12 months to complete.



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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46R"). FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). Fin 46R replaces FIN46 that was issued in January 2003. All public companies were required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R had no impact on 110 Media's financial condition or results of operations.

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending March 31, 2006. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.

COMMITMENTS

      Our commitments that are required to be disclosed in tabular form as of December 31, 2004 including a subsequent employment and consulting agreements entered into through March 31, 2005, are as follows;

                                         2005         2006         2007         2008         2009
                                      ----------   ----------   ----------   ----------   ----------

Convertible Debentures (in default)   $  130,000           --           --           --           --
Notes payable - Global                $   50,000       50,000           --           --           --
Due to Stockholders                   $  281,576           --           --           --           --

Redeemable preferred                  $  440,555           --           --           --           --

Operating leases                      $   29,400       30,000       32,000       34,000           --
Employment agreements                 $  435,000      435,000      435,000      285,000       47,500
Consulting agreements                 $   46,000           --           --           --           --
Information techonology               $  266,000       18,750           --           --           --

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements.


ITEM 7:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reports are contained herein starting on Page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A: CONTROLS AND PROCEDURES

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

Our board of directors were advised by Marcum & Kliegman, LLP, our independent registered public accounting firm, that during their performance of audit procedures for 2004 and review procedures related to 110 Media Group, Inc.'s unaudited interim financial statements for the quarter ended September 30, 2004 Marcum & Kliegman LLP identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

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

      o During 2005, we will continue our internal control review process to remediate the internal control material weaknesses identified above by Marcum & Kliegman LLP.

Other than the material weaknesses discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affects our control environment.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of 110 Media Group, Inc.'s financial statements as of and for the year ending December 31, 2006 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the
Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

Limitations of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Each director shall be elected or the term of one year and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Officers of the Company serve at the discretion of the Board of Directors. As of March 30, 2004, our executive officers and directors are as follows:

Name              Age      Position                       Appointed
Raymond Barton    35       Chief Executive Officer,
                           Director                       December 5, 2003
Timothy Schmidt   36       President, Director            December 5, 2003
Darren Cioffi     39       Chief Financial Officer        September 16, 2004
Mark Figula       35       Vice President/Business        October 5, 2004
                           Develop.

RAYMOND BARTON

Raymond Barton and Timothy Schmidt co-founded Jade Entertainment Group, Inc. and MarketShare Recovery, Inc. Raymond Barton serves as Chief Executive Officer and Chairman of the Board of the Company and is also Chairman of the Board of Directors, Chief Operating Officer and Chief Technology Officer of MarketShare Recovery, Inc. Mr. Barton also previously served as the Chairman of the Board of Directors and Chief Technology Officer of Jade Entertainment Group, Inc. Prior to co-founding Jade Entertainment Group, Inc. and MarketShare Recovery, Inc., Mr. Barton was a stock broker at Meyers Pollock Robbins, and at Continental Broker Dealers where he served as a retail broker. Mr. Barton also served as Business Development Manager with PcQuote, Inc. and was in charge of developing business contacts and negotiating joint ventures. Prior to that Mr. Barton served as Executive Vice President of Financialweb.com, where his responsibilities included managing the production of online content. Mr. Barton served as the CEO/President of Thinkersgroup, Inc. a mobile wireless software developer, where he developed the Company's business. Mr. Barton attended the State University of New York at Farmingdale, and received a Bachelor of Arts Degree in criminal justice from New York City Police Academy in 1991.

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

DARREN CIOFFI

Mr. Cioffi was appointed the Company's Chief Financial Officer on September 16, 2004. Mr. Cioffi, established Cioffi Business Management Services in 2001. Cioffi Business Management Services is a management consulting firm engaged in offering consulting and management services to established as well as startup companies. From 2000 to 2001 Mr. Cioffi was Chief Operating Officer of Thinkersgroup.com, where he was responsible for the development and implementation of the organizational structure as well as day-to-day operations. From 1998 to 2000 Mr. Cioffi was Vice President of Consulting Services for Total Business Solutions, where he specialized in the implementation and sales of Customer Relationship Management and Back office Accounting Solutions through one on one and group collaboration with Total Business Solutions clients. From 1995 - 1998, he served as Controller and Vice President of Sales for Comptech Resources. While at Comptech, he helped the Company earn the distinction as the first Platinum reseller of GoldMine software on Long Island. He also developed Long Island's first GoldMine authorized training center. Mr. Cioffi has consulted and implemented Great Plains, RealWorld and Solomon Accounting Software systems for a variety of businesses. In October 1998, following Paratech Resources, Inc.'s acquisition of Comptech, Mr. Cioffi was named General Manager of Consulting Services. He also spent two years in public accounting for the firm of Pannell Kerr Forster and served as Assistant Controller for the Seafield Center from 1991-1995. Mr. Cioffi earned a BS in Accounting from Long Island University. He is also a member of the National Society of Accountants and is accredited by the Accreditation Council for Accounting & Taxation, Inc.

MARK FIGULA

Mr. Figula established Tiarra Corp. in 1996. Tiarra Corp. has been engaged as an independent consultant to various Internet and computer-related businesses. During this time, Mr. Figula has managed diverse teams of website designers, programmers, marketing specialists and system architects to develop new Internet ventures as well as to improve existing Internet related businesses. Mr. Figula has been featured in the New York Times, the San Francisco Chronicle, Wall Street Journal, Business 2.0 and Wired. Mr. Figula also gives seminars on Internet development and has published an e-book entitled "How to Win at the Paysite Game."

By letter addressed to the registrant dated September 12, 2004, Alan M. Cohen, the registrant's Chief Financial Officer, resigned his position effective immediately. Mr. Cohen cited personal reasons of a medical nature as his reason for resigning.

Effective May 24, 2004, Raymond Barton and Timothy Schmidt became members of the Board of Directors. Effective with these appointments, Andrew J. Schenker resigned as Chairman of the Board of Directors.

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

Report of the Audit Committee

The Audit Committee is made up by our two directors.

The Audit Committee serves in an oversight capacity and is not intended to be part of the Company's operational or managerial decision-making process. Management is responsible for preparing the consolidated financial statements, and its independent auditors are responsible for auditing those statements. The Audit Committee's principal purpose is to monitor these processes.

In this context, our directors met and held discussions with our Chief Financial Officer and the independent auditors. The CFO represented to the directors that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis. They also discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees), as amended.

They discussed with the independent auditors the auditors' independence from the Company and its management, including the matters, if any, in the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees). They also considered whether the independent auditors' provision of audit and non-audit services to the Company is compatible with maintaining the auditors' independence.

They discussed with the Company's independent auditors the overall scope and plans for their audit. They met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of the Company's internal controls, disclosure controls and procedures and the overall quality and integrity of the Company's financial reporting.

Based on the reviews and discussions referred to above, they have recommended to the Board, and the Board has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

Members of the Audit Committee

Timothy Schmidt
Raymond Barton

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2002, 2003 and 2004. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation

                              Annual Compensation
                              Fiscal Year Ended                                         Restricted Stock,
Name and Principal Position   December 31           Salary ($)        Bonus ($)         Options/SARS (#)
---------------------------   -----------           ----------        ---------         ----------------

Raymond Barton (1)            2004                  $ 63,938          $      0             10,500
Chief Executive Officer       2003                  $  5,769          $      0               -0-
                              2002                  $      0          $      0               -0-

Timothy Schmidt(2)            2004                  $ 63,938          $      0             10,500
President                     2003                  $  5,769          $      0               -0-
                              2002                  $      0          $      0               -0-

Darren Cioffi (3)             2004                  $ 17,500          $      0             10,000
Chief Financial Officer       2003                  $      0          $      0               -0-
                              2002                  $      0          $      0               -0-

Mark Figula (4)               2004                  $ 30,097          $      0             93,750
Vice President of Business    2003                  $      0          $      0               -0-
Development                   2002                  $      0          $      0               -0-

(1)   Mr. Barton became the Company's Chief Executive Officer on December 5,
      2003.
(2)   Mr. Schmidt became the Company's President on December 5, 2003.
(3)   Mr. Cioffi became the Company's Chief Financial Officer on September 16,
      2004.
(4) Mr. Figula became the Company's Vice President of Business Development on October 5, 2004.

Employment Agreements

On February 15, 2005, the Company entered into an amended employment with Raymond Barton, the Company's CEO and Chairman. Mr. Barton's amended agreement is for an initial period of three years, ending on February 15, 2008. The agreement is automatically extended for up to two additional twelve month terms unless either party gives the other 60 days prior notice that it elects not to extend the agreement. Under the Agreement, Mr. Barton receives a base salary of $95,000 per year. In addition to his base salary, Mr. Barton is entitled to a quarterly bonus of 20% of the Company's revenues, to a maximum of $20,000 per quarter. Mr. Barton also received as a signing bonus 40,000 shares of the Company's common stock. These shares were issued pursuant to the Company's 2003 Equity Incentive Plan. Mr. Barton is also entitled to participate in any management bonus plan and entitled to such benefits, health insurance and vacations which are to be provided to other senior executives of the Company. As part of the agreement, Mr. Barton has agreed to not disclose material information of the Company, agreed not to compete with us, not to solicit our employees and to protect our confidential information.

On February 15, 2005, the Company entered into an amended employment with Timothy Schmidt, the Company's President and Director. Mr. Schmidt's amended agreement is for an initial period of three years, ending on February 15, 2008. The agreement is automatically extended for up to two additional twelve month terms unless either party gives the other 60 days prior notice that it elects not to extend the agreement. Under the agreement, Mr. Schmidt receives a base salary of $95,000 per year. In addition to his base salary, Mr. Schmidt is entitled to a quarterly bonus of 20% of the Company's revenues to a maximum of $20,000 per quarter. Mr. Schmidt also received as a signing bonus 40,000 shares of the Company's common stock. These shares were issued pursuant to the Company's 2003 Equity Incentive Plan. Mr. Schmidt is also entitled to participate in any management bonus plan and entitled to such benefits, health insurance and vacations which are to be provided to other senior executives of the Company. As part of the agreement, Mr. Schmidt has agreed to not disclose material information of the Company, agreed not to compete with us, not to solicit our employees and to protect our confidential information.

On September 16, 2004, the Company entered into a Consulting Agreement with Cioffi Business Management Services. The Consulting Agreement was for an initial term of three (3) months. During the term of this agreement, the principal shareholder of the consultant, Mr. Darren Cioffi, acted as the Company's interim Chief Financial Officer. During the initial three months, the Company compensated the Consultant $15,000 as well as issued the Consultant 50,000 shares of its common stock.

On February 8, 2005, the Company entered into a new Consulting Agreement with the consultant for a six (6) month term commencing as of December 16, 2004 ("Second Term"). During the Second Term, the Company has agreed to compensate the consultant $30,000 and issued Mr. Cioffi 100,000 shares of its common stock under the Company's 2003 Equity Incentive Plan.

On October 5, 2004 the Company entered into an employment agreement (the "Agreement") with Mark Figula. The term of the Agreement is for three (3) years commensurate on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development.

During the term of the Agreement, the Company shall pay Mr. Figula an annual salary of One Hundred Fifty Thousand Dollars ($150,000.00). Mr. Figula shall also be entitled to a quarterly bonus equal to 10% of the Company's net operating income for any fiscal quarter. Such bonus shall be increased to 15% in the event the Company achieves net quarterly operating income in excess of $250,000 for any fiscal quarter.

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


                                              OPTION/SAR GRANTS TABLE

                                     Option/SAR Grants in the Last Fiscal Year
                                                 Individual Grants

                                                                % of Total
                                                                Options/SARs
                                                                Granted to            Exercise or
                                Fiscal      Options/SARs        Employees in Fiscal   Base Price
Name                            Year        Granted (#)         Year                  ($/Sh)          Expiration Date
----                            ----        -----------         ----                  ------          ---------------
Raymond Barton                  2004             -0- (1)                0.0%                $0              --
Chairman of the Board
and Chief Executive Officer

Timothy Schmidt                 2004             -0- (1)                0.0%                $0              --
President and Director

Darren Cioffi                   2004             -0- (1)                0.0%                $0              --
Interim Chief Financial
Officer

Mark Figula                     2004             -0- (1)                0.0%                $0              --
Vice President -
Business Development

                  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value

                                                                                                         Value of
                                                                                                         Unexercised
                                                                                                         In-the-Money
                                                                                  Number of              Options/SARs at
                                                                                  Unexercised            FY-End ($)(1)
                                                 Shares                           Options/SARs at        Exercisable/
                                     Fiscal      Acquired on     Value            FY-End (#)             Unexercisable
Name                                 Year        Exercise (#)    Realized ($)     Exercisable/           Unexercisable
----                                 ----        ------------    ------------     ------------           -------------
Raymond Barton                       2004             -0-               $0         (E)-0-/(U)-0-         (E)$0 /(U) $0
Chairman of the Board
and Chief Executive Officer

Timothy Schmidt                      2004             -0-               $0         (E)-0-/(U)-0-         (E)$0 /(U) $0
President and Director

Darren Cioffi                        2004             -0-               $0         (E)-0-/(U)-0-         (E)$0 /(U) $0
Interim Chief Financial Officer

Mark Figula                          2004             -0-               $0         (E)-0-/(U)-0-         (E)$0 /(U) $0
Vice President -
Business Development

(1) There were no outstanding options held by any of our officers or directors during the fiscal year ended December 31, 2004.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2005, information with respect to the securities holdings of all persons which we, pursuant to filings with the Securities and Exchange Commission, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock. Also set forth in the table is the beneficial ownership of all shares of our outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                  Amount of Beneficial  Percent of Beneficial
                                     Ownership (1)          Ownership (2)
                                     -------------          -------------
Name and Address

Raymond Barton                       2,861,452                      13.0%
95 Broadhollow Road
Melville, NY  11746

Timothy Schmidt                      1,430,736                       6.5%
95 Broadhollow Road
Melville, NY  11746

Mark Figula                          2,500,000(3)                   11.3%
8 Miedama Place
Midland Park, NJ  07432

Darren Cioffi                          125,000                       0.6%
31 West Main Street
Patchogue, NY  17772

Steven A. Horowitz                   2,073,290                       9.4%
400 Garden City Plaza, Suite 202
Garden City, NY  11530

All Officers and Directors
as a Group (4 persons)               6,917,188                      31.4%

(1) Except as otherwise indicated, includes total number of shares outstanding and the number of shares which each person has the right to acquire within 60 days through the exercise of warrants and/or options pursuant to Item 403 of Regulation S-B and Rule 13d-3(d)(1), promulgated under the Securities Exchange Act of 1934.

(2)   Based upon 22,073,981 shares issued and outstanding.

(3) A portion (1,875,000 during first six months, 1,250,000 during months 6-12 and 625,000 during months 12-18) are subject to cancellation in the event
      (i) Mr. Figula voluntarily reigns without cause; (ii) the Company and Mr. Figula mutually agree to terminate his employment with the Company, or
      (iii) the Company terminates Mr. Figula for cause.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a Debt Conversion Agreement dated as of December 1, 2003 between Dominix and Steven A. Horowitz, a shareholder of the Company, we issued 2,106,666 shares of its Series A Convertible Preferred Stock to Mr. Horowitz in full satisfaction of his outstanding $158,000 loan including accrued interest, to Dominix. The original amount represents accrued and unpaid consulting fees, and sums paid on our behalf, by a shareholder which debt was acquired by Mr. Horowitz in 2003, plus expenses that Mr. Horowitz paid on our behalf in 2003 prior to the merger with Jade Entertainment Group, Inc.

In November 2004, the Company granted to two related party consultants warrants to purchase a total of 1,000,000 shares of the Company's common stock at an exercise price of $0.10. The warrants have a term of ten years. The Company valued the warrants at $115,300 using the Black-Scholes pricing model. The value of the warrants was recorded during the year ended December 31, 2004 as compensatory element of stock issuance.

In January of 2005, one of the consultant stockholders exercised his warrants and purchased 750,000 shares of the Company's common stock for $75,000. The purchase price of $75,000 was paid by reducing a note payable due to this stockholder.

In August 2004 the Company assumed a lease for corporate headquarters held by a related party, requiring approximate future minimum rentals as follows:

                         For the Year Ending
                             December 31,                      Amount
                   ----------------------------------------------------
                                 2005                         $ 29,400
                                 2006                           30,000
                                 2007                           32,000
                                 2008                           34,000
                                                              --------

                                 Total                        $125,400
                                                              ========

ITEM 13. EXHIBITS

      (a)   The following exhibits are filed as part of this report:

            4.1   Form of Warrant Amendment (Incorporated by reference to
                  Exhibit 4.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003)

            4.2 Certificate of Designations, Preferences and Rights of Series AA Preferred Stock as filed with the Secretary of State of Delaware on December 1, 2004 (Incorporated by reference to
                  Exhibit 4.1 to the December 2, 2004 Form 8-K)

            10.1 Distribution Agreement dated January 30, 2004 between Jade and X2K Media Services (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB for the quarter ended March 31, 2004)

            10.2 Distribution and Sales Agreement dated July 9, 2004 between the Company and i.Broadcast, Inc. (Incorporated by reference to Exhibit 99.1 to the July 9, 2004 Form 8-K)

            10.3 CD Media Distributors Purchase Agreement, dated as of August 26, 2004, by and among the Company and Brent Daugherty (Incorporated by reference to Exhibit 10.1 to the August 30, 2004 Form 8-K)

            10.4 Consulting Agreement dated September 16, 2004 between the Company and Cioffi Business Management Services (Incorporated by reference to Exhibit 99.1 to the September 12, 2004 Form 8-K)

            10.5 Employment Agreement dated October 5, 2004 between the Company and Mark Figula (Incorporated by reference to Exhibit 99.2 to the October 5, 2004 Form 8-K)

            10.6  Form of Stock Option Agreement (Incorporated by reference to
                  Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC on November 30, 2004.

            10.7 Form of Series AA Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the December 2, 2004 Form 8-K)

            10.8 Asset Purchase Agreement dated December 5, 2004 between the Company and Global Reach, Inc. (Incorporated by reference to
                  Exhibit 10.1 to the December 5, 2004 Form 8-K)

            10.9 Promissory Note in the principal amount of $50,000 (Incorporated by reference to Exhibit 10.2 to the December 5, 2004 Form 8-K)

            10.10 Promissory Note in the principal amount of $100,000
                  (Incorporated by reference to Exhibit 10.2 to the December 5, 2004 Form 8-K)

            10.11 Amended Employment Agreement dated February 15, 2005 between the Company and Raymond Barton (Incorporated by reference to Exhibit 99.1 to the February 15, 2005 Form 8-K)

            10.12 Amended Employment Agreement dated February 15, 2005 between the Company and Timothy Schmidt (Incorporated by reference to Exhibit 99.2 to the February 15, 2005 Form 8-K)

            10.13 Consulting Agreement dated February 8, 2005 between the
                  Company and Cioffi Business Management Services

            10.14 Amendment to $100,000 6% Promissory Note issued to Global
                  Reach, Inc. dated April 13, 2005.

            31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

            31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

            32.1 Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.

            32.2 Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $52,000 from Marcum & Kliegman LLP for the 2004 fiscal year. Such fees were primarily for work completed for our annual audit and 10-QSB filings. We incurred aggregate fees and expenses of approximately $58,000 from Marcum & Kliegman LLP for the 2003 fiscal year. Such fees were primarily for work completed for our annual audit, 10QSB filings and audits for Jade.

Tax Fees. We incurred $10,000 in fees from Marcum & Kliegman LLP for the 2003 and 2004 fiscal years for professional services rendered for tax compliance.

All Other Fees. We did not incur any other fees from Marcum & Kliegman LLP during fiscal 2004 or fiscal 2003, respectively. All of the services described above for fiscal year 2004 were approved by the Audit Committee. Previous to creation of the Audit Committee such services were approved by the Board of Directors pursuant to their respective policies and procedures. We intend to continue using Marcum & Kliegman LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   April 15, 2005          110 MEDIA GROUP, INC.


                                 By:  /s/ Raymond Barton
                                    ---------------------------------------
                                    Raymond Barton, Chief Executive Officer



                                 By:  /s/ Darren Cioffi
                                    ---------------------------------------
                                    Darren Cioffi, Chief Financial Officer

                                         110 MEDIA GROUP, INC. AND SUBSIDIARY
                              (Formerly known as Dominix, Inc.and subsidiary)

                                                         INDEX TO FORM 10-KSB

----------------------------------------------------------------------------
                                                                         Page

PART I - FINANCIAL INFORMATION:

Item 1 - FINANCIAL STATEMENTS (audited)

  Report of Independent Registered Public Accounting Firm                     2
  Consolidated Balance Sheet                                                  3
  Consolidated Statements of Operations                                       4
  Consolidated Statements of Stockholders Deficiency                          5
  Consolidated Statements of Cash Flows                                     6-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 8-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of 110 Media Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of 110 Media Group, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has incurred losses during the years ended December 31, 2004 and 2003 of approximately $2,144,000 and $186,000, respectively. In addition the Company is in default on several convertible notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Marcum & Kliegman LLP
    New York, New York
    March 9, 2005

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly Known as Dominix, Inc. and Subsidiary)
                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2004
--------------------------------------------------------------------------------

                                       ASSETS
CURRENT ASSETS
Cash                                                                               $     20,930
Restricted cash                                                                         105,500
Prepaid expenses and other current assets                                                10,967
                                                                                   ------------

Total Current Assets                                                                    137,397

PROPERTY AND EQUIPMENT, Net                                                              10,605
                                                                                   ------------

OTHER ASSETS
Intangible assets, net of accumulated amortization of $11,111                           388,889
                                                                                   ------------

TOTAL ASSETS                                                                       $    536,891
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Convertible debentures                                                             $    130,000
Accounts Payable and Accrued Expenses                                                   367,313
Notes payable to Global Reach - current portion                                          50,000
Due to stockholders and affiliates                                                      281,576
                                                                                   ------------

TOTAL CURRENT LIABILITIES                                                               828,889

LONG TERM LIABILITIES
   Note payable to Global Reach - less current portion                                   50,000
                                                                                   ------------
           TOTAL LIABILITIES                                                            878,889

REDEEMABLE PREFERRED STOCK
    $.001 par value; 450,000 shares authorized
      Series AA Cumulative Convertible - 438,000 shares issued and outstanding, with rights to a cumulative 7% dividend
      liquidation preferences of $440,555                                               440,555
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 50,000,000 shares
  authorized; 21,103,981 shares issued and outstanding                                   21,105
Unearned compensation                                                                  (400,986)
Additional paid in capital                                                            2,097,705
Accumulated Deficit                                                                  (2,500,377)
                                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                         (782,553)
                                                                                   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                                           $    536,891
                                                                                   ============


The accompanying notes are an integral part of these consolidated financials statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly Known as Dominix, Inc. and Subsidiary)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Years Ended
                                                                December 31,
                                                            2004           2003
                                                        ----------------------------
REVENUE                                                 $     30,234    $      6,878
                                                        ------------    ------------

COSTS AND EXPENSES
Cost of revenue                                               27,584           4,334
Compensatory element of stock transactions                   418,709              --
Depreciation and amortization                                 30,293             119
Impairment loss on video library and database license         98,750              --
Selling and administrative expenses                          869,010         127,883
                                                        ------------    ------------

TOTAL COSTS AND EXPENSES                                   1,444,346         132,336
                                                        ------------    ------------

OPERATING LOSS                                            (1,414,112)       (125,458)
                                                        ------------    ------------

OTHER EXPENSES
Interest                                                     729,752          60,497
                                                        ------------    ------------

NET LOSS                                                $ (2,143,864)   $   (185,955)
                                                        ============    ============

Preferred Dividend Series AA                            $      2,555    $         --
                                                        ------------    ------------

Net loss applicable to common shareholders              $ (2,146,419)   $   (185,955)
                                                        ============    ============

Basic and Diluted Net Loss Per Share                    $      (0.19)   $      (0.23)
                                                        ============    ============

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted                    11,220,298         813,646
                                                        ============    ============


The accompanying notes are an integral part of these consolidated financials statements

                                             110 Media Group, Inc and Subsidiary
                                (Formerly Known as Dominix, Inc. and Subsidiary)
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  For The Years Ended December 31, 2004 and 2003

                                                                                       Preferred Stock
                                                            Common Stock                   Series A
                                                       Shares         Amount        Shares         Amount
                                                    --------------------------------------------------------
BALANCE - January 1, 2003                               743,750    $       744             --    $        --
                                                    -----------    -----------    -----------    -----------
Shares issued to stockholders of Dominix, Inc.          981,226            981      3,439,999          3,440
Net Loss                                                     --             --             --             --
                                                    -----------    -----------    -----------    -----------
BALANCE - December 31, 2003                           1,725,011          1,725      3,439,999          3,440
                                                    -----------    -----------    -----------    -----------
Conversion of Preferred A                             6,020,116          6,020     (3,439,999)        (3,440)
Conversion of Preferred B                             6,834,631          6,836
Shares issued in the conversion of debt               1,006,270          1,006                            --
Shares issued in settlement to R. Fierman                17,500             18
Shares issued stock incentive plan                      875,017            875
 Shares issued to Alan Cohen                             70,001             70
Shares issued for convertible debt                      330,757            331
Stock issued to Steve Bugbee                             43,750             44
Stock issued to Cioffi Business Management               50,000             50
Stock issued to Mark Figula                           2,500,000          2,500
Stock issued to Global                                1,030,928          1,030
Sale of stock per consulting agreement                  500,000            500
Shares issued for legal fees                            100,000            100
Offering costs
Series AA preferred dividend
Value assigned to options
Amortization of unearned equity compensation
Net Loss
                                                    -----------    -----------    -----------    -----------
BALANCE - December 31, 2004                          21,103,981    $    21,105             --    $        --
                                                    -----------    -----------    -----------    -----------

                                                      Preferred Stock       Additional
                                                          Series B            Paid-In      Unearned      Accumulated
                                                   Shares         Amount      Capital    Compensation      Deficit        Total
                                                 -----------------------------------------------------  -------------  ------------
BALANCE - January 1, 2003                             82,167    $        82 $   167,617   $        --    $  (168,003)   $       440
                                                 -----------    ----------- -----------   -----------    -----------    -----------
Shares issued to stockholders of Dominix, Inc.            --             --     179,007       183,428
Net Loss                                                  --             --          --      (185,955)      (185,955)
                                                 -----------    ----------- -----------   -----------    -----------    -----------
BALANCE - December 31, 2003                           82,167             82     346,624            --       (353,958)        (2,087)
                                                 -----------    ----------- -----------   -----------    -----------    -----------
Conversion of Preferred A                                                        (2,580)                                         --
Conversion of Preferred B                            (82,167)           (82)     (6,754)                                         --
Shares issued in the conversion of debt                                  --     573,994                                     575,000
Shares issued in settlement to R. Fierman                                        22,212                                      22,230
Shares issued stock incentive plan                                              149,125      (150,000)                           --
 Shares issued to Alan Cohen                                                     19,930       (20,000)                           --
Shares issued for convertible debt                                              157,185                                     157,515
Stock issued to Steve Bugbee                                                     24,956       (25,000)                           --
Stock issued to Cioffi Business Management                                        9,950       (10,000)                           --
Stock issued to Mark Figula                                                     372,500      (375,000)                           --
Stock issued to Global                                                          198,969            --                       199,999
Sale of stock per consulting agreement                                          104,500      (105,000)                           --
Shares issued for legal fees                                                     19,294       (19,394)                           --
Offering costs                                                                   (7,500)                                     (7,500)
Series AA preferred dividend                                                                                  (2,555)        (2,555)
Value assigned to options                                                       115,300      (115,300)                           --
Amortization of unearned equity compensation                                                  418,708                       418,708
Net Loss                                                                                                  (2,143,864)    (2,143,864)
                                                 -----------    ----------- -----------   -----------    -----------    -----------
BALANCE - December 31, 2004                               --    $        -- $ 2,097,705   $  (400,986)   $(2,500,377)   $  (782,553)
                                                 -----------    ----------- -----------   -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financials statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly Known as Dominix, Inc. and Subsidiary)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                          For the Years Ended
                                                              December 31,
                                                         2004            2003
                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $ (2,143,864)   $   (185,955)
                                                     ------------    ------------
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
 Amortization of deferred financing costs                  76,000           7,000
 Amortization of deferred debt discount                   527,100          47,900
 Impairment of intangible assets                           98,750              --
 Depreciation and amortization                             30,293             119
 Compensatory element of stock transactions               418,708              --
Changes in operating assets and liabilities:
 Video library                                            (18,372)        (50,000)
 Prepaid expenses and other current assets                 (9,720)         (1,247)
 Deferred Revenue                                              --          (1,800)
 Accrued Accounts Receivable                                  426              --
 Accrued expenses and other current liabilities            241,876          50,986
                                                     ------------    ------------

 TOTAL ADJUSTMENTS                                      1,365,061          52,958
                                                     ------------    ------------

NET CASH USED IN OPERATING
ACTIVITIES                                               (778,803)       (132,997)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of computer equipment                            (6,203)         (6,845)
 Purchase of Web 1000 intangible assets                  (100,000)
 Cash received in recapitalization                             --         496,544
                                                     ------------    ------------

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                     (106,203)        489,699
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds of loans from shareholder                       272,131              --
 Proceeds from Sale of Preferred Stock                    438,000              --
 Offering costs                                            (7,500)             --
 Cash in Escrow                                          (105,500)             --
 Repayment to stockholders and affiliates                  (6,070)        (44,067)
                                                     ------------    ------------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                 $    591,061    $    (44,067)
                                                     ------------    ------------

The accompanying notes are an integral part of these consolidated financials statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly Known as Dominix, Inc. and Subsidiary) CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
--------------------------------------------------------------------------------

                                                                                    For the Year Ended
                                                                                       December 31,
                                                                                    2004          2003
                                                                               ----------------------------
NET (DECREASE) INCREASE  IN CASH                                               $   (293,945)   $    312,635

CASH - Beginning                                                                    314,875           2,240
                                                                               ------------    ------------

CASH - Ending                                                                  $     20,930    $    314,875
                                                                               ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:
Interest                                                                       $         --    $         --
Taxes                                                                          $         --    $         --

 Non-cash investing and financing activities:

Conversion of debt and related interest                                        $    732,516              --
Conversion of accrued liabilities                                                    22,230              --
Purchase of database license through a reduction
  in related party receivable                                                        45,567              --
Issuance of common stock as consideration for
   purchase of WEB 1000 intangible assets                                           200,000              --
Issuance of notes in connection with WEB 1000
   intangible assets                                                                100,000              --

Cash received in recapitalization:
Deferred financing costs                                                                 --    $    (83,000)
Convertible debentures, net of deferred debt
  discount of $575,000                                                                   --         242,000
Accounts payable and accrued expenses                                                    --         146,171
Due to stockholder                                                                       --           3,921
Due to affiliate                                                                         --           4,024
                                                                               ------------    ------------
                                                                                         --         313,116
Equity - issuance of common stock                                                        --         183,428
                                                                               ------------    ------------

Cash received from recapitalization                                            $         --    $    496,544
                                                                               ============    ============

The accompanying notes are an integral part of these consolidated financials statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Business and Reverse Merger

      On December 5, 2003, Dominix Inc., a publicly-traded Company with no active business listed on the electronic bulletin board, ("Dominix") acquired 100% of Jade Entertainment Group, Inc. ("Jade"), a privately-held New York Corporation. On June 4, 2004, Dominix changed its name to 110 Media Group, Inc. ("110 Media") and changed its trading symbol on the OTC-Bulletin Board to OTEN. Jade and 110 Media collectively are referred to as "the Company".

      Jade is engaged in the business of operating various adult Internet web-sites including a search engine for adult entertainment. Pursuant to the Merger, the stockholders of Jade received 743,750 shares of 110 Media's common stock and 82,167 of 110 Media's Series B preferred stock, which was subsequently converted into 6,834,631 shares of 110 Media's common stock. After the issuance of common stock pursuant to various conversions including: (i) notes plus accrued interest into 1,006,270 shares of 110 Media's common stock, (ii) conversion of series A Preferred Stock into 6,020,116 shares of 110 Media's common stock and (iii) the conversion of series B Preferred Stock into 6,834,631 shares of 110 Media's common stock, the shareholders of Jade owned approximately 50% of the common stock of the 110 Media. After the merger, the two largest shareholders of Jade assumed the two highest executive positions of 110 Media and effective 10 days from the mailing of the Company's information statement to its stockholders they became members of the board of directors of 110 Media.

      Accordingly, this transaction has been accounted for as a reverse merger with Jade as the acquirer of 110 Media. The reverse merger was accounted for as a recapitalization of Jade and the stockholders' equity of Jade was retroactively restated to its inception on, July 5, 2001.

      The above transactions have been retroactively restated to reflect the 1-for-200 reverse stock split effected on May 14, 2004 and a stock dividend of $.75 which was effected on July 16, 2004.

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 2 - Going Concern and Managements Plans

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the years ended December 31, 2004 and 2003, the Company had net losses of approximately $2,144,000 and $186,000, respectively. The Company is in default on certain convertible notes payable, see Note 7. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the year ended December 31, 2004 the Company received $272,131 from stockholders to fund its operating expenses. In addition, the Company received proceeds of $438,000 from the sale of its preferred stock. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

NOTE 3 - Summary of Significant Accounting Policies

      Principles of Consolidation
      ---------------------------
      The consolidated financial statements include the accounts of Jade and 110 Media from the date of the merger, December 5, 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates
      ----------------
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued

           Restricted Cash
           ---------------
           In connection with the Company's sale of shares of Series AA Convertible Preferred Stock, all of the $438,000 of proceeds was placed into an escrow account. Funds are released from the escrow based on an approved operating budget. As of December 31, 2004, the balance in the escrow account was $105,500. This amount was disbursed to the Company during the quarter ended March 31, 2005.

           Video Library
           -------------
           During 2003 the Company acquired fifty digitally mastered tapes containing adult content, which they intended to convert into DVD format and other media entertainment. Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP-00-2") requires that film costs be capitalized and reported as a separate asset on the balance sheet. Film costs include all direct negative costs incurred in the production of a film, as well as allocations of production overhead and capitalized interest. Direct negative costs include cost of scenario, story, compensation of cast, directors, producers, writers, extras and staff, cost of set construction, wardrobe, accessories, sound synchronization, rental of facilities on location and post production costs. SOP-00-2 also requires that film costs be amortized and participation costs accrued, using the individual-film-forecast-method-computation method, which amortizes or accrues such costs in the same ratio that the current period actual revenue (numerator) bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the fiscal year (denominator). The Company makes certain estimates and judgments of its future gross revenue to be received for each film based on information received by its distributors, historical results and management's knowledge of the industry. In addition, SOP-00-2 also requires that if an event or change in circumstances indicates that an entity should assess whether the fair value of a film is less than its unamortized film costs, then an entity should determine the fair value of the film and write-off to the statement of operations the amount by which the unamortized capital costs exceeds the film's fair value. As of December 31, 2004, no significant revenues have been achieved utilizing the content of the Video Library. Accordingly, management recorded an impairment loss of $68,372 during the fourth quarter ended December 31, 2004, which reduced the carrying value of the asset down to zero.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

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

           Revenue Recognition
           -------------------
           Revenue recognized through December 31, 2004 represents revenue from its search engine and list marketing services. The Company receives a fee when its search engine is used to complete an online purchase. The revenue is recognized upon completion of the transaction. Revenue generated under the sale of other media entertainment is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

           Website Development Costs
           -------------------------
           The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force
           (EITF) No. 00-2, "Accounting for Website Development Costs". Internal costs related to the development of website content are expensed as incurred. As of December 31, 2004 there are no capitalized website development costs.

           Long-Lived Assets
           -----------------
           The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangible assets when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued

           Advertising Costs
           -----------------
           Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003 advertising expense were $7,054 and $4,600 respectively.

           Income Taxes
           ------------
           The Company was not required to provide for a provision for income taxes for the years ended December 31, 2004 and 2003, as a result of net operating losses incurred during those periods. As of December 31, 2004, the Company had available approximately $4,620,000 of net operating losses ("NOL"), plus a capital loss of approximately $3,013,000, available for income tax purposes that may be carried forward to offset future taxable income, if any. These carry forwards expire in various years through 2024. At December 31, 2004, the Company has a deferred tax asset of approximately $3,092,000 which substantially represents the benefits of its net operating loss and capital loss carryforwards. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 40% and the Company's effective tax rate (0%) is due to the increase in the valuation allowance of $642,000. The Company's ability to utilize its carryforwards is subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended and separate return limitation year ("SRLY") rules.

           Loss Per Share
           --------------
           Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of warrants, convertible debentures and convertible preferred stock discussed in the notes to the consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

           Reverse Stock-Split and Stock Dividend
           --------------------------------------
           Effective May 14, 2004, the Company effected a reverse stock split of 1-for-200 and in July 2004, the Company effected a stock dividend of $.75. Share information and per share data have been retroactively restated to reflect the stock-split and stock dividend.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued


           Fair Value of Financial Instruments
           -----------------------------------
           The consolidated financial statements include various estimated fair value information at December 31, 2004 as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

           The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

           Accounts Payable and accrued expenses: The carrying amounts approximate fair value because of the short maturity of those instruments.

           Convertible Debentures and Notes Payable: The carrying amounts approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued


           Stock-Based Compensation, continued
           ------------------------
           In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2003.

                                                         For the Twelve Months
                                                                   Ended
                                                                December 31,
                                                       ----------------------------
                                                           2004            2003
                                                       ------------    ------------
      Net loss applicable to common stockholders,
        As reported                                    $ (2,146,419)   $   (185,955)

      Add:  stock-based employee compensation
              expense included in reported net loss
              applicable to common stockholders             115,300              --

      Less:  total stock-based employee
                compensation expense determined
                under the fair value-based method of
                all awards                                 (115,300)             --
                                                       ------------    ------------

      Proforma Net Loss Applicable to Common
        Stockholders                                   $ (2,146,419)   $   (185,955)
                                                       ============    ============

      Basic and Diluted Net Loss Applicable to
        Common Stockholders:
          As reported                                  $       (.19)   $      (0.23)
                                                       ============    ============
          Proforma                                     $       (.19)   $      (0.23)
                                                       ============    ============

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued


           Stock-Based Compensation, continued
           -------------------------
           The fair value during the year ended December 31, 2004 was estimated at the date of grant using the Black-Scholes option-pricing using the following weighted -average assumptions:

           Assumptions                                        2004
           -----------                                        ----

           Risk-free rate                                     3.15%
           Annual rate of dividends                           0
           Volatility                                         102%
           Average life                                       2 Months

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. During 2004, the estimated fair value of the options granted was $.11 per unit.

           Impact of Recently Issued Accounting Standards
           ----------------------------------------------
           In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of FIN 46(R) in 2004 did not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued


           Impact of Recently Issued Accounting Standards - continued
           ----------------------------------------------
           In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

           The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

           SFAS No. 123(R) is effective for small business issuer's financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged.

           The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

           In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 153, "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

           The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

           Emerging Issue Task Force (EITF) Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities, should be

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

           included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

           The adoption of this pronouncement did not have a material effect on the Company's financial statements.


NOTE 4 - Property and Equipment, Net

           Property and equipment consists of the following at December 31, 2004:

           Computer equipment                                 $12,977
           Office equipments                                    1,740
                                                              -------
           Total                                               14,717

           Less: accumulated depreciation                      (4,112)
                                                              -------

           Property and Equipment, Net                        $10,605
                                                              =======

           Depreciation expense for the years ended December 31, 2004 and 2003 was $3,993 and $119, respectively.

NOTE 5 - Database License, Net


             In 2004, Jade entered into a database license agreement with MarketShare Recovery Inc., a Delaware corporation ("MarketShare") to use and to sublicense the use of its database for a term of ten years for $45,567. The $45,567 was satisfied by a reduction of $45,567 of monies owed by MarketShare to the Company. For financial reporting, amortization was provided for under the straight-line method, based upon the economic useful life of three years. Amortization expense for the year ended December 31, 2004 was $15,189. As of December 31, 2004, no significant revenues were realized utilizing the database acquired through the licensing agreement with MarketShare. Accordingly, management recorded an impairment loss of $30,378, which reduced the carrying value of the asset down to zero.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

NOTE 6 - Intangible Assets

           On December 5, 2004, the Company acquired certain intangible assets, primarily URL's from Global Reach, Inc. including a website known as Web1000.com along with certain other intangible assets related to that website. The purchase price for the assets was $400,000 payable as follows:

           (a)   $50,000 in cash at closing (paid on December 5, 2004)

           (b) $50,000 in cash payable 30 days after closing (paid on December 27, 2004)

           (c) $100,000 in cash, together with interest of 6% per annum, payable over 11 months commencing August 1,2005.

           (d) $200,000 worth of the Company's common stock, which equaled 1,030,928 shares

           Due to the absence of several significant business attributes such as no employees and no tangible assets, this purchase was classified as a purchase of assets rather than a purchase of a business. Accordingly, the information required by FASB No. 141 is not required. The purchase price was all allocated to the URLs acquired and is being amortized over a thirty-six month period commencing December 1, 2004. Amortization expense for the one month ended December 31, 2004 was $11,111. Amortization expense for the next three years will approximately be $133,000, $133,000, and $123,000, respectively.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 7 - Convertible Debentures


          Convertible debentures at December 31, 2004 consist of the following:

          Convertible debenture, due on demand, bearing interest at 8% per annum. The debenture contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest expense by the Company in prior years. The Company
          is currently in default on these obligations.                               $100,000

          Convertible debentures, due on demand, bearing interest at 12% per annum. The debentures contain a provision for conversion, at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest expense in prior years. During the year ended
          December 31, 2004, nine holders of 12% convertible debentures totaling
          $112,000 converted their debentures into a total of 330,757 shares of
          common stock. The Company is currently in default on their obligations.       30,000

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 7 - Convertible Debentures, continued


          Convertible debentures, due November 30, 2004, bearing interest at a rate at 7% per annum. In November 2003, the Company completed the sale of 7% Convertible Debentures resulting in gross proceeds of $575,000. Pursuant to the agreement, on June 4, 2004, the debentures were converted into 1,006,270 shares of the Company's common stock and warrants to purchase 503,125 shares of the Company's common stock at $1.00 per share exercisable through May 30, 2006. The Company had agreed to file a registration statement under the Securities Act no later than 120 days after the final closing of the offering to register these shares. In the event that no such registration has been filed within the 120 days following the closing of the offering, then an amount equal to two percent of the principal amount is added to the principal amount of the note per each month of delay in obtaining an effective registration after 180 days. The company recognized $80,500 of expense for the period ended December 31, 2004 due to the failure to file the registration statement.

          At the time of the funding, the $575,000 of gross proceeds was allocated 64.05% or $368,270 to the notes and 35.95%$ or $206,730 to the warrants. The conversion price of the debentures was below market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature of $368,270. In accordance with EITF -0027, the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers. The amount allocated to the warrants of $206,730 and the total amount of the beneficial conversion features of $368,270 were both recorded as a deferred debt discount and charged to interest expense over the term of the notes. The remaining balance of $280,953 at June 4, 2004 was charged to interest expense upon the conversion of the securities. In connection with this private placement, the Company issued to the placement agents warrants to purchase a total of 26,250 shares of the Company's common Stock valued at $23,000 and incurred $60,000 of other debt issuance costs and charged to interest expense over the term of the loan. The remaining balance of $55,250 at June 4, 2004 was charged to interest expense upon the conversion of the securities. Unpaid accrued interest of $24,820 remains outstanding as of December 31, 2004.

          Less:  current portion

                    Long-Term Debt, Net of Current Portion

                                                                         --
                                                                -----------
                                                                    130,000
                                                                    130,000
                                                                -----------
                                                                $        --
                                                                ===========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------


NOTE 8 - Notes Payable to Stockholders and Affiliates

           As of December 31, 2004, Raymond Barton, CEO and Timothy Schmidt, President advanced the Company $29,566 and $34,566, respectively, for working capital purposes, evidenced by secured promissory notes. The notes bear interest at 8% per annum and are due November 5, 2005. Pursuant to a release agreement, effective December 31, 2004, a net payable by the Company to MarketShare of $9,131 was substituted for a note payable to Raymond Barton and Timothy Schmidt.

           As of December 31, 2004, a stockholder, Steven Horowitz, advanced the Company $209,500 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due July 31, 2005. The notes payable to Steven Horowitz are collateralized by all of the assets of the Company.

           Accrued interest as of December 31, 2004 on these notes amounted to $10,582.

           Related party interest expense for the years ended December 31, 2004 and 2003 amounted to $2,678 and $0, respectively.

NOTE 9 - Accounts Payable and Accrued Liabilities

           Accounts payable and accrued liabilities at December 31, 2004 consist of the following:

           Interest                                               $ 87,435
           Professional fees                                        81,355
           Accrued Compensation                                     47,795
           Accrued liquidating damages                              80,500
           Other                                                    70,228
                                                                  --------

                                                                  $367,313
                                                                  ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ----------------------------------------------------------------------------


NOTE 10 - Mezzanine Equity and Stockholders' Deficiency

           Changes in Capital Structure
           ----------------------------
           On December 16, 2003, the Company filed with the SEC an information Statement notifying the stockholders of the Company that written consents from principal stockholders, whom collectively owned in excess of 50% of the Company's common stock, were obtained and approved an amendment and restatement of its Certificate of Incorporation, which: (i) changed its name to "110 Media Group", (ii) authorized the reverse split of the outstanding shares of its common stock one-for-two hundred; (iii) increased the number of shares of common stock the Company is authorized to issue to 50,000,000, (iv) increased the number of shares of preferred stock, no par value, it is authorized to issue from 5,000,000 to 10,000,000 and the adoption of a 2003 Equity Incentive Plan. These actions became effective on May 14, 2004.

           Series A Cumulative Convertible Preferred
           -----------------------------------------
           On June 4, 2004, 3,439,999 shares of Series A Preferred Stock were converted into 6,020,116 shares of common stock. After this conversion, there were no outstanding shares of Series A Preferred Stock.

           Series AA 7% Cumulative Convertible Preferred
           ---------------------------------------------
           On December 2 and December 3, 2004, the Company entered into two Series AA Stock Purchase Agreements (the "Agreements") with Bruges Realty Corp Charitable Remainder Trust (the "Investor") relating to the private placement of an aggregate of 438,000 shares of newly authorized Series AA Preferred Stock ("Series AA Shares"). The Investor purchased 200,000 Series AA Shares on December 2, 2004 and an additional 238,000 Series AA Shares on December 3, 2004. The purchase price of the Series AA shares was $1.00 per share, yielding proceed of $438,000, before legal expenses of $7,500.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 10 - Mezzanine Equity and Stockholders' Deficiency, continued

           Series AA 7% Cumulative Convertible Preferred, continued
           ----------------------------------------------
           The Series AA Shares have a liquidation preference of $1.00 per share and the right to receive cumulative dividends of 7% per year. Dividends are payable quarterly commencing March 31, 2005 and may be paid in shares of common stock of the Company at the holders option, or at the Company's option if the shares to be issued may be resold pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act") or can be immediately resold in reliance upon and exemption from registration. The Series AA Shares are convertible at the holder's option into that number of shares as are determined by dividing the liquidation preference, including any unpaid cumulative dividends, by $0.20 (as adjusted pursuant to anti-dilution provisions contained in the designation creating the series). The shares may be redeemed at the Company's option for 125% of the liquidation preference (including accrued and unpaid dividends) and must be redeemed by the Company upon demand if the shares of Common Stock which may be issued on conversion are not registered for sale under the Act one year after the holders have requested registration.

           There was no beneficial conversion feature related to this series of Preferred Stock.

           The holders of the Series AA Preferred Stock were granted demand registration rights which are exercisable no earlier than six months from the purchase date. The demand registration rights require the Company to file a registration statement no later than 60 days after receiving the demand registration notice and also require the registration statement to be declared effective by the SEC within 90 days from the filing date. For each month that the registration statement is filed late or declared effective late, liquidating damages are payable to the holders equal to 1 1/2% of the purchase price of the shares up to a maximum amount of 25%.

           As long as any Series AA Preferred Stock is outstanding, the Company must obtain the approval of a majority of the outstanding shares of the Series AA Preferred Stock to amend its certificate of incorporation or by-laws or authorize a new class of capital stock which is on parity with or has priority over the Series AA Preferred Stock.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 10 - Mezzanine Equity and Stockholders' Deficiency, continued

           Series AA 7% Cumulative Convertible Preferred, continued
           ---------------------------------------------
           The holders of the Series AA Preferred Stock have the right to demand that the Company redeem their shares of Series AA Preferred Stock in the event that a registration statement, which includes the conversion of the Series AA Preferred Stock, has not been declared effected by the SEC within one year from the date that a demand registration notice is given to the Company covering at least 51% of the Series AA Preferred Stock. After receiving notice of redemption from the holders of the Series AA Preferred Stock, the Company may not make any capital expenditures in excess of the amount approved by the Company's board of directors or acquire any entity or assets of any business for a purchase price in excess of $200,000. If the Company does not have sufficient funds to redeem all the outstanding shares, then at the Board of Directors determination, the redemption will be made over time as funds become available.

           Based on the above described contingent mandatory redemption obligation, the liquidation preference of the Series AA Preferred Stock has been classified as mezzanine equity.

           Series B Convertible Preferred
           ------------------------------
           Pursuant to the Series B Preferred Stock designation rights, on June 4, 2004, 82,167 shares of Series B Preferred Stock were converted into 6,834,631 shares of common stock. After this conversion, there were no outstanding shares of Series B Preferred Stock.

           Employment Agreement
           --------------------
           On June 4, 2004, the Company issued 70,001 shares of its common stock valued at $20,000 to a key employee in accordance with an employment agreement. This agreement was terminated on September 12, 2004.

           Stock Based Compensation
           ------------------------
           On June 4, 2004 and July 16, 2004, in connection with its 2003 Equity Incentive Plan, the Company issued 875,017 and 43,750 shares of its common stock, respectively, to several individuals for services valued at $150,000 and $25,000, respectively. The values of these agreements are being amortized over the one-year period of these agreements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 10 - Mezzanine Equity and Stockholders' Deficiency, continued

           Litigation Settlement
           ---------------------
           On June 4, 2004, the Company issued 17,500 shares of its common stock to an individual as full settlement of a legal claim of $22,230.

           Warrants Granted
           ----------------
           The Company granted warrants to purchase a total of 503,125 shares of its common stock at an exercise price of $1.00 in connection with the placement of $575,000, 7% convertible debentures. On July 29, 2004 the Company modified the terms of the warrants and extended the maturity date an additional six months to May 30, 2006. The number of warrants and exercise price have been adjusted to reflect the 0.75 stock split effected in the form of a dividend in July 2004.

           Options Granted
           ---------------
           In November 2004, the Company granted to two related party consultants options to purchase a total of 1,000,000 shares of the Company's common stock at an exercise price of $0.10. The options have a term of ten years. The Company valued the options at $115,300 using the Black-Scholes pricing model. The value of the options was recorded during the year ended December 31, 2004 as compensatory element of stock and included in the Statement of Operations under the caption Compensatory Element of Stock Transactions.

           In January of 2005, one of the related party consultants exercised his options and purchased 750,000 shares of the Company's common stock for $75,000. The purchase price of $75,000 was paid by reducing a note payable due to this stockholder.

           2003 Equity Incentive Plan
           --------------------------
           The Company has a "2003 Equity Incentive Plan" for key employees, Consultants and stockholders by providing them with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, thereby encouraging them to continue in the employ of the Company or any of its affiliates. The plan designates the board of Directors the authority to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until November 17, 2013, stock options, stock appreciation rights, restricted stock performance stock awards and bonus stock awards for up to 5,250,000 shares of the Company's common stock. During the year ended December 31, 2004, the Company issued to several employees and consultants 918,767 shares of restricted stock valued at $175,000.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 10 - Mezzanine Equity and Stockholders' Deficiency, continued

           Earnings Per Share
           ------------------
           Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                  No. of Shares
                                                                  -------------
           Convertible debentures (assumed conversion at $.14)         928,571
           Warrantsto purchase common stock - finders                   26,250
           Warrants to purchase common stock - debentures              503,125
          Options issued to consultants                              1,000,000
           Series AA 7% Convertible Preferred Stock (and
             Cumulative dividends (assumed conversion at $.20)       2,202,775
                                                                     ---------

                 Total as of December 31, 2004                       4,660,721
                                                                     =========
           Subsequent issues:
            Common shares in connection with employment
                   and consulting agreements                           220,000
                                                                     ----------

NOTE 11 - Commitments and Contingencies

           Other Contingencies
           -------------------
           As indicated in Note 1, the operations of the Company are concentrated in the facilitation of electronic identification and distribution of adult content. There may be laws or regulations in the United States or other countries that may affect the operations of the Company.

           Lease Obligations
           -----------------
           The Company abandoned office space during 2001 under three separate lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies, continued

           Lease Obligations, continued
           ------------------
           The estimated liquidating damages for the re-let space as of December 31, 2004 approximate the security deposits retained by the landlords in accordance with these lease agreements.

           In August 2004 the Company assumed a lease for corporate headquarters held by a related party, requiring approximate future minimum rentals as follows:

                         For the Year Ending
                             December 31,                      Amount
                   ----------------------------------------------------
                                 2005                         $ 29,400
                                 2006                           30,000
                                 2007                           32,000
                                 2008                           34,000
                                                              --------

                                 Total                        $125,400
                                                              ========

           Rent expense for the year ended December 31, 2004 was $23,423

           Employment Agreements
           ---------------------
           The Company has employment contracts with three key employees through February 2008 that provide for minimum annual salary, adjusted for cost-of-living changes, bonus, certain reimbursed expenses, with an automatic two year extension period.

           Future minimum payments under the contracts are as follows:

                  For the Years Ending
                      December 31,                    Amount
                  ---------------------------------------------
                          2005                       $285,000
                          2006                        285,000
                          2007                        285,000
                          2008                         47,500
                                                     --------

                          Total                      $902,500
                                                     ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and Subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies, continued


           Additional Employment Agreements
           --------------------------------
           On October 5, 2004 the Company entered into an employment agreement with Mark Figula. The term of the agreement is for three (3) years commensurate on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development. During the term of the agreement, the Company shall pay Mr. Figula an annual salary of $150,000. Mr. Figula shall also be entitled to a quarterly bonus equal to 10% of the Company's net operating income for any fiscal quarter. Such bonus shall be increased to 15% in the event the Company achieves net quarterly operating income in excess of $250,000 for any fiscal quarter. Pursuant to the Agreement, the Company issued to Mr. Figula 2,500,000 shares of its common stock valued at $375,000. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and the Company, or (iii) by the Company for cause (as defined in the Agreement).

           Shares subject to cancellation:

           During first 6 months:                 1,875,000
           From 6 months to 12 months:            1,250,000
           From 12 months to 18 months:             625,000

           In addition, the shares of common stock issued to Mr. Figula have "piggy-back" registration rights. The value of this stock issuance is being amortized over 18 months.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies, continued


           Consulting Agreements
           ---------------------

           On June 24, 2004 the Company entered into a one-year consulting agreement with Mr. Stephen Bugbee whereby he will act as an advisor to the board of directors. Mr. Bugbee is the owner of X2K Media Services Group a privately held Company. In exchange for his services, the Company issued 43,750 shares of its restricted common stock to Mr. Bugbee valued at $25,000, which is being amortized over one year.

           On August 19, 2004 the Company entered into a consulting agreement with Internet Marketing Solutions. The agreement calls for $10,000 plus 10% of consideration paid for future acquisitions introduced by the consultant to the Company.

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

           On November 8, 2004, the Company entered into a six-month consulting agreement with Mirador Consulting Inc. for investor relation services calling for $4,000 per month for the term of the agreement. The Company also agreed to sell the consultant 500,000 of restricted common stock at par value. The difference between the value of the shares of $105,000 and the par value of $500 will be charged to operations over the six-month period of the consulting agreement.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 12 - Aborted Proposed Acquisition

           On July 2, 2004, the Company entered into a letter of intent with i. Broadcast, Inc., a privately held Washington corporation to acquire either all of the outstanding shares of I. Broadcast or all of i.Broadcast's assets and liabilities in exchange for 1.2 million shares of the Company's common stock. In the first quarter of 2005, the Company discontinued its acquisition discussions and began to discuss a license agreement.

NOTE 13 - Subsequent Events


           Amended Employment and Consulting Agreements
           --------------------------------------------
           On February 15, 2005 the Company entered into an amended employment agreement with Raymond Barton ("Barton Agreement"), the Company's Chief Executive Officer. The initial term of the Barton Agreement is for three (3) years. The initial term may be automatically extended for up to two additional twelve (12) month periods unless either party gives written notice to the other of their desire not to extend.

           During the term of the Barton Agreement, the Company shall pay Mr. Barton an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr. Barton shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Barton shall also be entitled to a quarterly bonus equal to 20% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Barton, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.

           On February 15, 2005 the Company entered into an amended employment agreement with Timothy Schmidt ("Schmidt Agreement"), the Company's President. The initial term of the Schmidt Agreement is for three (3) years. The initial term may be automatically extended for up to two additional twelve (12) month periods unless either party gives written notice to the other of their desire not to extend.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY
                                (Formerly known as Dominix, Inc. and subsidiary)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------


NOTE 13 - Subsequent Events, continued


           Amended Employment and Consulting Agreements, continued
           ---------------------------------------------
           During the term of the Schmidt Agreement, the Company shall pay Mr. Schmidt an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr. Schmidt shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Schmidt shall also be entitled to a quarterly bonus equal to 20% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Schmidt, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.

           On February 8, 2005, the Company entered into a new Consulting Agreement with a consultant for a six- (6) month term ("Second Term"). During the Second Term, the Company has agreed to compensate the consultant $30,000 and issued Mr. Cioffi 100,000 shares of its common stock under the Company's 2003 Equity Incentive Plan.

           On February 15, 2005 the Company entered into an employment agreement with Michael Barton ("MBarton Agreement"), the Company's Vice President of Sales. The initial term of the MBarton Agreement is for three (3) years. The initial term may be automatically extended for up to two additional twelve (12) month periods unless either party gives written notice to the other of their desire not to extend.

           During the term of the MBarton Agreement, the Company shall pay Mr. Barton an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr.Barton shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Barton shall also be entitled to a quarterly bonus equal to 20% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Barton, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.


           Information Technology Agreement
           --------------------------------
           On January 28, 2005 the Company signed an agreement with WalkerTek Internet Services, Inc. to provide hosting and development services for the Web1000 asset. The agreement is to provide equipment, hosting and software development. The project will be implemented in three phases. Costs associated with each phase are as follows; Phase I, relocating Web1000 $18,500, new hardware $36,000. Phase II, programming and development $211,500, Phase III $ 18,750. The project is anticipated to take 12 months to complete.