Form 10QSB
period 2005-03-31
110 MEDIA GROUP, INC.
filed 2005-05-23
CIK 824104

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

For the Quarter Period Ended
March 31, 2005                                    Commission File No. 000-29462

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

                                            Yes |X| No |_|


The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of May 10, 2005 was 22,073,981.



================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements


Condensed Consolidated Balance Sheet                                   F-1

Condensed Consolidated Statements of Operations for the three
months ended March 31, 2005 and March 31, 2004                         F-2

Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2005 and 2004                                F-3 - F-4

Notes to the Condensed Consolidated Financial Statements            F-5 - F-17

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                            CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     (UNAUDITED)
                                                                  March 31, 2005
--------------------------------------------------------------------------------

                                       ASSETS

CURRENT ASSETS
Cash                                                                               $     29,073
Restricted cash                                                                          (4,000)
Prepaid expenses and other current assets                                                 8,417
                                                                                   ------------

Total Current Assets                                                                     33,490

PROPERTY AND EQUIPMENT, Net                                                               9,378

OTHER ASSETS
Intangible assets, net of accumulated amortization of $48,444                           367,556
                                                                                   ------------

TOTAL ASSETS                                                                       $    410,424
                                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Convertible debentures                                                             $    130,000
Accounts Payable and Accrued Expenses                                                   466,296
Notes payable to Global Reach - current portion                                          66,391
Due to stockholders and affiliates                                                      455,510
                                                                                   ------------

TOTAL CURRENT LIABILITIES                                                             1,118,197

LONG TERM LIABILITIES
   Note payable to Global Reach - less current portion                                   25,000
                                                                                   ------------
           TOTAL LIABILITIES                                                          1,143,198

REDEEMABLE PREFERRED STOCK
    $.001 par value; 450,000 shares authorized
       Series AA Cumulative Convertible - 438,000 shares issued and outstanding, with rights to a cumulative 7% dividend
      liquidation preferences of $440,555                                               440,555
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 50,000,000 shares
authorized; 22,073,981 shares issued and outstanding                                     22,075
Unearned compensation                                                                  (230,361)
Additional paid in capital                                                            2,215,736
Accumulated Deficit                                                                  (3,180,777)
                                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                       (1,173,327)
                                                                                   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                                           $    410,424
                                                                                   ============

The Accompanying Notes Are An Integral Part Of These Consolidated Financials' Statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                For the Period Ended
                                                      March 31,
                                                 2005            2004
                                             ------------    ------------

REVENUE                                      $     45,708    $      1,891
                                             ------------    ------------

COSTS AND EXPENSES
Cost of revenue                                    55,219           4,146
Compensatory element of stock transactions        214,626              --
Depreciation and amortization                      38,559           4,545
Selling and administrative expenses               370,718         177,331
                                             ------------    ------------

TOTAL COSTS AND EXPENSES                          679,122         186,022
                                             ------------    ------------

OPERATING LOSS                                   (633,414)       (184,131)
                                             ------------    ------------

OTHER EXPENSES
Interest                                           46,985         183,332
                                             ------------    ------------

NET LOSS                                     $   (680,399)   $   (367,463)
                                             ============    ============

Preferred Dividend Series AA                 $         --    $         --
                                             ------------    ------------

Net loss applicable to common shareholders   $   (680,399)   $   (367,463)
                                             ============    ============

Basic and Diluted Net Loss Per Share         $      (0.03)   $      (0.37)
                                             ============    ============

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted         21,545,870         985,701
                                             ============    ============


The Accompanying Notes Are An Integral Part Of These Consolidated Financials' Statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                         For the Period Ended
                                                              March 31,
                                                         2005           2004
                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (680,399)   $   (367,463)
                                                     ------------    ------------
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
Amortization of deferred financing costs                       --          20,750
Amortization of deferred debt discount                         --         143,750
Depreciation and amortization                              38,559           4,546
Compensatory element of stock transactions                214,625              --
Changes in operating assets and liabilities:
   Video Library                                               --          (6,410)
Prepaid expenses and other current assets                   2,550            (172)
Accrued expenses and other current liabilities             98,982           2,762
                                                     ------------    ------------

 TOTAL ADJUSTMENTS                                        354,716         165,226
                                                     ------------    ------------

NET CASH USED IN OPERATING
ACTIVITIES                                               (325,682)       (202,237)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment                                 --          (3,762)
 Purchase of Web 1000 intangible assets                   (16,000)
Cash received in recapitalization                              --              --
                                                     ------------    ------------

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                      (16,000)         (3,762)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder                        248,934              --
Proceeds from Escrow                                      109,500
 Advances to affiliate                                         --             152
Repayment of principal on debt                             (8,609)             --
                                                     ------------    ------------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                 $    349,825    $        152
                                                     ------------    ------------


The Accompanying Notes Are An Integral Part Of These Consolidated Financials' Statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   For the Period Ended
                                                                                         March 31,
                                                                                   2005            2004
                                                                               ----------------------------
NET (DECREASE) INCREASE  IN CASH                                               $      8,143    $   (205,847)

CASH - Beginning                                                                     20,930         314,875
                                                                               ------------    ------------

CASH - Ending                                                                  $     29,073    $    109,028
                                                                               ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the years for:
        Interest                                                               $         --    $         --
Taxes                                                                          $        455    $        455

 Non-cash investing and financing activities:

Repayment of Debt through issuance of Common Stock                                  (75,000)             --
Issuance of common stock in connection with
          employment agreements                                                     (24,000)             --
       Issuance of common stock in connection for
            Consulting Services                                                     (20,000)             --
      Equity - issuance of common stock                                             119,000              --


The Accompanying Notes Are An Integral Part Of These Consolidated Financials' Statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Going Concern and Managements Plans
         -----------------------------------

           The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the period ended March 31, 2004, the Company had a net loss of approximately $680,000. The Company is in default on certain convertible notes payable, see Note
           6. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the period ended March 31, 2004 the Company received $162,500 from certain of its stockholders to fund its operating expenses. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------


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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

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

                                                                          For the Period
                                                                               Ended
                                                                            March 31,
                                                                   -----------------------------
                                                                       2005             2004
                                                                   -------------   -------------
           Net loss applicable to common stockholders,
             As reported                                           $   (680,399)  $   (367,463)

           Add:  stock-based employee compensation
                   expense included in reported net loss
                   applicable to common stockholders                    214,626             --

           Less:  total stock-based employee
                     compensation expense determined
                     under the fair value-based method of
                     all awards                                         (214,626)            --
                                                                   -------------   ------------

           Proforma Net Loss Applicable to Common
             Stockholders                                          $    (680,399)  $   (367,463)
                                                                   =============   ============

           Basic and Diluted Net Loss Applicable to
             Common Stockholders:
               As reported                                         $       (0.03) $       (0.37)
                                                                   =============  =============
               Proforma                                            $       (0.03) $       (0.37)
                                                                   =============  =============

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Property and Equipment, Net
         ----------------------

           Property and equipment consists of the following at December 31, 2004:

           Computer equipment                                            $12,977
           Office equipments                                               1,740
                                                                         -------
           Total                                                          14,717

           Less: accumulated depreciation                                 (5,339)
                                                                         -------

           Property and Equipment, Net                                   $ 9,378
                                                                         =======

           Depreciation expense for the period ended March 31, 2005 and 2004 was $1,226 and $4,545, respectively.


NOTE 5 - Web 1000.com, Net
             -----------------

           On December 5, 2004, the Company acquired certain intangible assets, primarily URL's from Global Reach, Inc. including a website known as Web1000.com along with certain other intangible assets related to that website. The purchase price for the assets was $400,000 payable as follows:

           (a)   $50,000 in cash at closing (paid on December 5, 2004)

           (b) $50,000 in cash payable 30 days after closing (paid on December 27, 2004)

           (c)   $100,000 in cash payable over 12 months commencing January
                 1,2005.

           (d) $200,000 worth of the Company's common stock, which equaled 1,030,928 shares

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Web 1000.com, Net, continued
         -----------------

           Due to the absence of several significant business attributes such as no employees and no tangible assets, this purchase was classified as a purchase of assets rather than a purchase of a business. Accordingly, the information required by FASB No. 141 is not required. The purchase price was all allocated to the URLs acquired and is being amortized over a thirty-six month period commencing December 1, 2004. Amortization expense for the period ended March 31, 2005 was $33,333.

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


NOTE 6 - Convertible Debentures
         ----------------------

          Convertible debentures at December 31, 2004 consist of the following:

          a.  Convertible debenture, due on demand, bearing interest at 8% per annum. The debenture contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest expense by
              Dominix in prior years.                                                                 $100,000

          b. Convertible debentures, due on demand, bearing interest at 12% per annum. The debentures contain a provision for conversion, at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest expense in prior years. During the year ended December 31, 2004, nine holders of 12% convertible debentures totaling $112,000 converted their debentures into a
             total of 330,750 shares of common stock.                                                   30,000

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Convertible Debentures, continued
         ----------------------


          c. Convertible debentures, due November 30, 2004, bearing interest at a rate at 7% per annum. In November 2003,the Company completed the sale of 7% Convertible Debentures resulting in gross proceeds of $575,000. Pursuant to the agreement, on June 4, 2004, the debentures were converted into 1,006,270 shares of the Company's common stock and warrants to purchase 503,125 shares of the Company's common stock at $1.00 per share exercisable through May
             30, 2006.

             At the time of the funding, the $575,000 of gross proceeds was allocated 64.05% or $368,270 to the notes and 35.95%$ or $206,730 to the warrants. The conversion price of the debentures was below market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature of $368,270. In accordance with EITF -0027, the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers.
             The amount allocated to the warrants of $206,730 and the total amount of the beneficial conversion features of $368,270 were both recorded as a deferred debt discount and charged to interest expense over the term of the notes. The remaining balance of
             $280,953 at June 4, 2004 was charged to interest expense upon the conversion of the securities. In connection with this private placement, the Company issued to the placement agents warrants to purchase a total of 26,250 shares of the Company's common Stock valued at $23,000 and incurred $60,000 of other debt issuance costs and charged to interest expense over the term of the loan. The remaining balance of $55,250 at June 4, 2004 was charged to interest expense upon the conversion of the
             securities.                                                                                    --
                                                                                                   -----------
                                                                                                       130,000
          Less:  current portion                                                                       130,000
                                                                                                   -----------
                    Long-Term Debt, Net of Current Portion                                         $        --
                                                                                                   ===========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Notes Payable to Stockholders
         -----------------------------

           As of March 31, 2005 Raymond Barton, CEO and Timothy Schmidt, President advanced the Company $29,566 and $34,566, respectively, for working capital purposes, evidenced by secured promissory notes. The notes bear interest at 8% per annum and are due November 5, 2005.

           As of March 31, 2005, a stockholder, Steven Horowitz, advanced the Company $383,434 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due July 31, 2005.

           Accrued interest as of March 31, 2005 on these notes amounted to $8,509 and is included in accounts payable and accrued expenses.

NOTE 8 - Accounts Payable and Accrued Liabilities
         ----------------------------------------

           Accounts payable and accrued liabilities at March 31, 2005 consist of the following:

           Interest                                                     $ 65,166
           Professional fees                                              42,000
           Liquidating damages                                           139,820
           Accrued Compensation                                           59,731
           Other                                                         159,579
                                                                        --------

                                                                        $466,296
                                                                        ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Stockholders' Deficiency
          -------------------------


           Stock Based Compensation
           ------------------------
           On February 18, 2005, in connection with its 2003 Equity Incentive Plan, the Company issued 220,000 shares of its common stock to several individuals for services valued at $44,000. Unearned consulting fees at March 31, 2005 amounted to $42,861.

           Warrants Granted
           ----------------
           The Company granted warrants to purchase for six months from the date of issuance a total of 503,125 shares of its common stock at an exercise price of $1.00 of the Company's Common Stock in connection with the placement of $575,000, 7% convertible debentures. On July 29, 2004 the Company modified the terms of the warrants and extended the maturity date an additional six months to May 30, 2006. The number of warrants and exercise price have been adjusted to reflect the 0.75 stock split effected in the form of a dividend in July 2004.

           In November 2004, the Company granted to two related party consultants warrants to purchase a total of 1,000,000 shares of the Company's common stock at an exercise price of $0.10. The warrants have a term of ten years. The Company valued the warrants at $185,200 using the Black-Scholes pricing model. The value of the warrants was recorded during the year ended December 31, 2004 as compensatory element of stock issuance.

           In January of 2005, one of the consultants exercised his warrants and purchased 750,000 shares of the Company's common stock for $75,000. The purchase price of $75,000 was paid by reducing a note payable due to this related party.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Stockholders' Deficiency, continued
          -------------------------

           2003 Equity Incentive Plan
           --------------------------
           The Company has a "2003 Equity Incentive Plan" for key employees, Consultants and stockholders by providing them with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, thereby encouraging them to continue in the employ of the Company or any of its affiliates. The plan designates the board of Directors the authority to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until November 17, 2013, stock options, stock appreciation rights, restricted stock performance stock awards and bonus stock awards for up to 5,250,000 shares of the Company's common stock. On November 13, 2003, the Board of Directors awarded to several employees and consultants 875,017 shares of restricted stock valued at $150,000.

           Earnings Per Share
           ------------------
           Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                   No. of Shares
                                                                   -------------
           Convertible debentures (assumed conversion at $.14)           928,571
           Warrants to purchase common stock - finders                    26,250
           Warrants to purchase common stock - debentures                503,125
           Warrants issued to consultant                                 250,000
           Series AA 7% Convertible Preferred Stock (and
             Cumulative dividends (assumed conversion at $.20)         2,202,775
                                                                       ---------

                 Total as of March 31, 2005                            3,910,721
                                                                       =========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies
          -----------------------------

           Other Contingencies
           -------------------
           As indicated in Note 2, the operations of the Company are concentrated in the facilitation of electronic identification and distribution of adult content. There may be laws or regulations in the United States or other countries that may affect the operations of the Company.

           Lease Obligations
           ------------------
           The Company abandoned office space during 2001 under three separate lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of December 31, 2004 approximate the security deposits retained by the landlords in accordance with these lease agreements.

           In August 2004 the Company assumed a lease for corporate headquarters held by a related party, requiring approximate future minimum rentals as follows:

                            For the Twelve Months Ending
                                      December 31,                      Amount
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
                                                                       ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies, continued
          ------------------------------

           Employment Agreements
           ---------------------
           The Company has employment contracts with three key employees through February 2008 that provide for minimum annual salary, adjusted for cost-of-living changes, bonus, certain reimbursed expenses, with an automatic two year extension period.

           Future minimum payments under the contracts are as follows:

                  For the Years Ending
                      December 31,                    Amount
                  ---------------------------------------------
                          2005                       $213,750
                          2006                        285,000
                          2007                        285,000
                          2008                         47,500
                                                     --------

                          Total                      $831,250
                                                     ========

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

           In addition, the shares of common stock issued to Mr. Figula have "piggy-back" registration rights. The value of this stock issuance is being amortized over the term of the employment agreement. As of March 31, 2005 Stock based compensation of $187,500 has been recognized.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies, continued
          ------------------------------

           Amended Employment Agreements
           -----------------------------
           On February 15, 2005 the Company entered into an amended employment agreement with Raymond Barton ("Barton Agreement"), the Company's Chief Executive Officer. The initial term of the Barton Agreement is for three (3) years. The initial term may be automatically extended for up to two additional twelve (12) month periods unless either party gives written notice to the other of their desire not to extend.

           During the term of the Barton Agreement, the Company shall pay Mr. Barton an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr. Barton shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Barton shall also be entitled to a quarterly bonus equal to 2% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Barton, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.

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

           During the term of the Schmidt Agreement, the Company shall pay Mr. Schmidt an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr. Schmidt shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Schmidt shall also be entitled to a quarterly bonus equal to 2% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Schmidt, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.

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

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies, continued
          ------------------------------

           Business Contracts
           ------------------


           During the term of the MBarton Agreement, the Company shall pay Mr. Barton an annual salary of Ninety-Five Thousand Dollars ($95,000). In addition, Mr.Barton shall receive as a signing bonus 40,000 shares of the Company's common stock. Mr. Barton shall also be entitled to a quarterly bonus equal to 2% of the Company's consolidated gross revenue up to a maximum of $20,000 per quarter. The quarterly bonus, at the option of Mr. Barton, may be paid in common stock of the Company in lieu of cash. Such stock to be issued under the Company's 2003 Equity Incentive Plan has been registered with the Securities Exchange Commission on Form S-8.

           Consulting Agreements
           --------------------------------------------------------------------

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

           On November 8, 2004 the Company entered into a six month consulting agreement with Mirador Consulting Inc. for investor relation services. The Company agreed to compensate consultant a fee of $4,000 per month for the term of the agreement. The Company also agreed to sell the consultant 500,000 of restricted common stock at par value. The difference between the value of the shares of $105,000 and the par value of $500 will be charged to operations over the six-month period of the consulting agreement.

           In January 2005 the Company entered into a consulting agreement with Bayhill Partners for investor relation services. The agreement called for payments of $76,500 of consideration. A Shareholder made payments of cash and stock to satisfy this obligation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On December 5, 2003, we completed the acquisition of Jade Entertainment Group, Inc. ("Jade") by way of merger through the Company's newly formed wholly-owned subsidiary, Jade Acquisition Corp., by issuing 743,750 shares of common stock and 82,167 shares of its Series B Convertible Preferred Stock, which was converted into 6,834,975 shares of our common stock on June 4, 2004. The common stock reflects a 1-for-200 reverse stock split and a .75 for 1 stock split effected in the form of a dividend.

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

On December 5, 2004, we purchased the database assets of Web1000.com from Global. The purchase price for the assets was $400,000 payable as follows:

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

Results of Operations

The following table includes consolidated statements of operations data for the three months ended March 31, 2005 and 2004 expressed as dollar amounts and as a percentage of revenues.

                                                 Three Months              Three Months
                                                Ended March 31             Ended March 31
                                                --------------             --------------
                                              2005          2004          2005         2004
                                           ----------    ----------    ----------   ----------
                                                                      (Percentage)  (Percentage)
Revenues
     Website Revenue                       $   45,708    $    1,891        100.00       100.00
                                           ----------    ----------    ----------   ----------
      Total Revenue                        $   45,708    $    1,891        100.00       100.00

Cost of Revenue
     Affiliate Costs                            1,861           447          4.00        24.00
     Website Hosting                           53,358         3,699        117.00       196.00
                                           ----------    ----------    ----------   ----------
     Total cost of revenues                    55,219         4,146        121.00       219.00

Operating Expenses
     Selling, general and administrative      370,718       177,331        811.00     9,378.00
     Depreciation                              38,559         4,545         78.00       240.00
     Stock Based Compensation                 214,626             0        470.00            0
                                           ----------    ----------    ----------   ----------
     Total operating expenses                 623,903       181,876      1,359.00     9,618.00
     Operating Loss                          (633,414)     (184,131)

Other Expense
     Interest                                  46,985       168,332        103.00     8,902.00
     Financing Costs                                         15,000          0.00       793.00
                                                         ----------    ----------   ----------
     Total other expense                       46,985       183,332        103.00     9,695.00
                                           ----------    ----------    ----------   ----------

Net Loss                                   $ (680,399)   $ (367,463)
                                           ==========   ==========

The following discussion relates to the historical financial statements of Dominix, Inc. and subsidiaries and should be read in conjunction with the condensed consolidated financial statements and related notes.


Results of Operations - Comparison of Three Months Ending March 31, 2005 and
2004

Revenues

Our total revenues were $45,708 for the quarter ended March 31, 2005 an increase of $43,817 or 2,318% from the corresponding period in 2004. All of our revenue during the quarters ended March 31, 2005 and 2004 were derived from the sales from our website. We believe revenues generated by 110's website will increase in 2005 due to the acquisition of Web1000 property.

Cost Of Revenues

Our cost of revenues was $55,219 for the quarter ended March 31, 2005, an increase of $51,073 from the corresponding period of 2004. The increase in cost of revenues resulted primarily from the acquisition of the Web1000 property costs needed in the promoting and marketing of our websites.

Depreciation and Amortization

Depreciation and amortization were $38,559 for the quarter ended March 31, 2005 an increase of $34,014 over the corresponding period in 2004. The increase in depreciation and amortization is a result of computer equipment purchases which is being depreciated over 3 years as well as the amortizing of Web1000 property which is being amortized over 3 years.

Selling, General and Administrative

Selling, general and administrative expenses were $370,718 for the quarter ended March 31, 2005, an increase of $193,387 over the corresponding period in 2004. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees , as well as for accounting and legal services rendered.

Other Expenses

Other expenses were $46,985 for the quarter ending March 31, 2005 a decrease of $136,347 over the corresponding period in 2004. The decrease is due to the reduction of interest and costs of debt over the corresponding period in 2004.

Liquidity and Capital Resources

At March 31, 2005, our cash and cash equivalents totaled $29,073, as compared with $109,028 at March 31, 2004. This decrease in cash was primarily due to increased operating expenses due to the acquisition of the Web1000 property.

Net cash used in operating activities was $325,682 for the three months ended March 31, 2005 compared to $202,237 for the three months ended March 31, 2004. The increase in cash used relates to the hiring of website designers, computer graphic designers and additional administrative staff required to implement the Company's business plan.

Net cash used in Investing activities was $ 16,000 for the three months ended March 31, 2005 compared to net cash used in investing activities of $3,762 for the same period last year. The increase in cash used for Investing Activities was due to the purchase of additional computers which were necessary due to the acquisition of the Web1000 property.

Net cash provided from financing activities was $349,825 for the three months ended March 31, 2005 as compared to net cash provided in financing activities of

$152 for the three months ended March 31, 2004. The $349,825 represents the net difference of proceeds from loans and the repayment of debt.

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

Our board of directors were advised by Marcum & Kliegman, LLP, our former independent registered public accounting firm, that during their performance of audit procedures for 2004 and review procedures related to the Company's unaudited interim financial statements for the quarter ended September 30, 2004 Marcum & Kliegman LLP identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

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

      o During 2005, we will continue our internal control review process to remediate the internal control material weaknesses identified above by our former auditors.

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

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

      None.

Item 2:  Changes in Securities

      (a)   None

      (b)   None

      (c) On January 25, 2005, Mr. Steven A. Horowitz exercised 750,000 stock options, at $.10 per share. The options were granted to Mr. Horowitz pursuant to the Company's 2003 Equity Incentive Plan. These shares are registered on Form S-8 filed with the SEC on November 30, 2004 (SEC File No. 333-120875).

            On February 10, 2005, the Company issued to Mr. Darren Cioffi, the Company's Chief Financial Officer, 100,000 shares of its common stock as compensation to Mr. Cioffi under his consulting agreement with the Company. These shares are registered on Form S-8 filed with the SEC on November 30, 2004 (SEC File No. 333-120875).

            On February 27, 2005, the Company issued an aggregate of 120,000 shares to Mr. Raymond Barton (40,000), the Company's Chief Executive Officer, Mr. Timothy Schmidt (40,000), the Company's Chief Financial Officer and Mr. Michael Barton (40,000), an employee of the Company, in connection with the signing of amendments to each of the aforementioned individuals employment agreements with the Company. These shares are registered on Form S-8 filed with the SEC on November 30, 2004 (SEC File No. 333-120875).

      (d)   Not Applicable.

Item 3.: Defaults upon Senior Securities

      None.

Item 4.: Submission of Matters to a Vote of Security Holders

      None.

Item 5.: Other Information

            On April 18, 2005, based upon the recommendation of and approval by our audit committee and the board of directors, 110 Media Group, Inc. (the "Company") dismissed Marcum & Kliegman LLP ("M&K") as its independent auditor and engaged Wolinetz & Lafazan & Co. to serve as its independent auditor for the fiscal year ending December 31, 2005.

            M&K's reports on the Company's consolidated financial statements for each of the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, M&K's reports each contained an explanatory paragraph about the Company's ability to continue as a going concern.

            During the years ended December 31, 2004 and 2003 and through April 18, 2005 there were no disagreements with M&K on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to M&K's satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company's consolidated financial statements for such years.

            In addition, the Company believes there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B except for material weaknesses in our system of internal controls communicated to us by M&K as disclosed in item 8A in our 2004 10-KSB filed on April 15, 2005.

Item 6.: Exhibits

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

Dated: May 23, 2005               110 MEDIA GROUP, INC.


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