Form 10QSB
period 2005-06-30
110 MEDIA GROUP, INC.
filed 2005-08-12
CIK 824104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
      June 30, 2005                                Commission File No. 000-29462

                              110 MEDIA GROUP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its Charter)

              Delaware                                    13-4127624
     -----------------------------                    -------------------
      (State or jurisdiction of                          (IRS Employer
     incorporation or organization)                     Identification No.)


95 Broadhollow Road, Suite 101, Melville, NY                 11747
--------------------------------------------                 -----
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code:    (631) 385-0007
---------------------------------------------------    --------------

Former  name,  former  address and former  fiscal  year,  if changed  since last
--------------------------------------------------------------------------------
report:
-------
                                       N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]           No   [_]


The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of August 10, 2005 was 25,973,980.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)


Condensed Consolidated Balance Sheet                                 F-1

Condensed Consolidated Statements of Operations                      F-2

Condensed Consolidated Statements of Cash Flows                      F-3

Notes to the Condensed Consolidated Financial Statements             F4-F19

                                         110 MEDIA GROUP, INC. AND SUBSIDIARY

                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                                  (UNAUDITED)
                                                                June 30, 2005
--------------------------------------------------------------------------------
                                       ASSETS
                                       ------
CURRENT ASSETS
--------------
Cash                                                              $     3,555
Restricted cash                                                        (1,000)
Prepaid expenses and other current assets                               5,917
                                                                  -----------

Total Current Assets                                                    8,471

PROPERTY AND EQUIPMENT, Net                                             8,152
--------------------------
OTHER ASSETS
------------
Intangible assets, net of accumulated amortization of $85,777         330,223

TOTAL ASSETS                                                      $   346,846
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      ----------------------------------------
CURRENT LIABILITIES
-------------------
Convertible debentures                                            $   130,000
Accounts Payable and Accrued Expenses                                 473,901
Notes payable to Global Reach - current portion                        91,391
Due to stockholders and affiliates                                    758,510
                                                                  -----------

TOTAL CURRENT LIABILITIES                                           1,453,802

REDEEMABLE PREFERRED STOCK
    $.001 par value; 450,000 shares authorized
       Series AA Cumulative Convertible - 438,000 shares issued
      and outstanding, with rights to a cumulative 7% dividend
      liquidation preferences of $440,555                             440,555
                                                                  -----------
COMMITMENTS AND CONTINGENCIES
-----------------------------
STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 50,000,000 shares
authorized; 22,073,981 shares issued and outstanding                   22,075
Unearned compensation                                                (187,500)
Additional paid in capital                                          2,222,880
Accumulated Deficit                                                (3,604,966)
                                                                  -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                     (1,547,511)
                                                                  -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                          $   346,846
                                                                  ===========

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                                    For the Six Months Ended
                                                           June 30,
                                                  2005               2004
                                             -----------------------------------
REVENUE                                      $       108,700    $         3,758
------------------------------------------   ---------------    ---------------

COSTS AND EXPENSES
Cost of revenue                                       74,671              9,159
Compensatory element of stock transactions           257,487             89,219
Depreciation and amortization                         77,119              9,274
Selling and administrative expenses                  701,202            405,489
                                             ---------------    ---------------

TOTAL COSTS AND EXPENSES                           1,110,478            513,141
                                             ---------------    ---------------

OPERATING LOSS                                    (1,001,778)          (509,383)
                                             ---------------    ---------------

OTHER EXPENSES
Interest                                              97,458            633,151
                                             ---------------    ---------------

NET LOSS                                     $    (1,099,236)   $    (1,142,534)
                                             ===============    ===============

Preferred Dividend Series AA                 $            --    $            --
                                             ---------------    ---------------

Net loss applicable to common shareholders   $    (1,099,236)   $    (1,142,534)
                                             ===============    ===============

Basic and Diluted Net Loss Per Share         $         (0.05)   $         (0.29)
                                             ===============    ===============

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted            21,811,384          3,880,609
                                             ===============    ===============

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                                  For the Three Months Ended
                                                           June 30,
                                                    2005               2004
                                             -----------------------------------
REVENUE                                      $        62,992    $         1,867
-------                                      ---------------    ---------------

COSTS AND EXPENSES
------------------
Cost of revenue                                       19,452              5,012
Compensatory element of stock transactions            42,861             89,219
Depreciation and amortization                         38,560              4,728
Selling and administrative expenses                  330,484            225,595
                                             ---------------    ---------------

TOTAL COSTS AND EXPENSES                             431,357            324,554
                                             ---------------    ---------------

OPERATING LOSS                                      (368,365)          (322,687)
                                             ---------------    ---------------

OTHER EXPENSES
--------------
Interest                                              50,472            452,387
                                             ---------------    ---------------

NET LOSS                                     $      (418,837)   $      (775,074)
                                             ===============    ===============

Preferred Dividend Series AA                 $            --    $            --
                                             ---------------    ---------------

Net loss applicable to common shareholders   $      (418,837)   $      (775,074)
                                             ===============    ===============

Basic and Diluted Net Loss Per Share         $         (0.02)   $         (0.13)
                                             ===============    ===============

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted            22,073,981          6,035,977
                                             ===============    ===============

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                                                      For the Six Months Ended
                                                               June 30,
                                                           2005          2004
                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                              $(1,099,236)  $(1,142,534)
                                                      -----------   -----------
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization of deferred financing costs                  --        76,000
     Amortization of deferred debt discount               527,100
     Exercise of Stock Options as Repayment of Debt            --            --
     Depreciation and amortization                         77,119         9,274
     Compensatory element of stock transactions           257,486        89,219
   Changes in operating assets and liabilities:
     Video Library                                             --       (10,872)
     Prepaid expenses and other current assets              5,050          (109)
     Accrued Accounts Receivable                              426
     Accrued expenses and other current liabilities       106,589        69,226
                                                      -----------   -----------

       TOTAL ADJUSTMENTS                                  446,244       760,264
                                                      -----------   -----------

       NET CASH USED IN OPERATING
         ACTIVITIES                                      (652,992)     (382,270)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Purchase of computer equipment                                 --        (6,203)
 Purchase of Web 1000 intangible assets                   (16,000)
Cash received in recapitalization                              --            --
                                                      -----------   -----------

       NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                             (16,000)       (6,203)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds of loans from shareholder                        550,726       100,000
Proceeds from Escrow                                      109,500
 Advances to affiliate                                         --            --
Repayment of principal on debt                             (8,609)           --
                                                      -----------   -----------

       NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                         $   651,617   $   100,000
                                                      -----------   -----------

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                                                     (UNAUDITED)

                                                      For the Six Months Ended
                                                              March 31,
                                                         2005           2004
                                                     ---------------------------
NET (DECREASE) INCREASE  IN CASH                     $   (17,375)   $  (288,473)

CASH - Beginning                                          20,930        314,875
----                                                 -----------    -----------

CASH - Ending                                        $     3,555    $    26,402
----                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
Cash paid during the years for:
        Interest                                     $        --    $        --
Taxes                                                $       455    $     1,880

 Non-cash investing and financing activities:

Repayment of Debt through issuance of Common Stock       (75,000)       687,000
Conversion of accrued liabilities                         69,226
Issuance of common stock in connection with
          employment agreements                          (24,000)            --
       Issuance of common stock in connection for
            Consulting Services                          (20,000)            --
       Equity - issuance of common stock                 119,000             --

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Going Concern and Managements Plans
         -----------------------------------

      The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the six months ended June 30, 2005, the Company had a net loss of approximately $1,100,000. The Company is in default on certain convertible notes payable, see Note 6. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the six months ended June 30, 2005 the Company received $551,000 from certain of its stockholders to fund its operating expenses. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.

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

                                                        For the Six Months
                                                               Ended
                                                              June 30,
                                                   ----------------------------
                                                        2005           2004
                                                   ------------    ------------
  Net loss applicable to common stockholders,
    As reported                                    $ (1,099,236)   $ (1,142,534)

  Add:  stock-based employee compensation
          expense included in reported net loss
          applicable to common stockholders             257,486          89,219

  Less:  total stock-based employee
            compensation expense determined
            under the fair value-based method of
            all awards                                 (257,486)        (89,219)
                                                   ------------    ------------

  Proforma Net Loss Applicable to Common
    Stockholders                                   $ (1,099,236)   $ (1,142,534)
                                                   ============    ============

Weighted Average Number of Common
      Shares Outstanding - Basic and Diluted         21,811,384       3,880,609
                                                   ============================

  Basic and Diluted Net Loss Applicable to
    Common Stockholders:
      As reported                                  $      (0.05)   $      (0.29)
                                                   ============    ============
      Proforma                                     $      (0.05)   $      (0.29)
                                                   ============    ============

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Property and Equipment, Net
         ----------------------

      Property and equipment consists of the following at June 30, 2005:

Computer equipment                                       $     12,977
Office equipments                                               1,740
                                                         ------------
Total                                                          14,717

Less: accumulated depreciation                                 (6,565)
                                                         ------------

Property and Equipment, Net                              $      8,152
                                                         ============

      Depreciation expense for the period ended June 30, 2005 and 2004 was $2,453 and $4,728, respectively.


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

      (d)   $200,000  worth  of  the  Company's  common  stock,   which  equaled
            1,030,928 shares

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Web 1000.com, Net, continued
         -----------------

      Due to the absence of several significant business attributes such as no employees and no tangible assets, this purchase was classified as a purchase of assets rather than a purchase of a business. Accordingly, the information required by FASB No. 141 is not required. The purchase price was all allocated to the URLs acquired and is being amortized over a thirty-six month period commencing December 1, 2004. Amortization expense for the period ended June 30, 2005 was $66,666.

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

      Convertible debentures at June 30, 2005 consist of the following:

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

NOTE 6 - Convertible Debentures, continued
         ----------------------


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
                                                                ===========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Notes Payable to Stockholders
         -----------------------------

      As of June 30, 2005 Raymond Barton, CEO and Timothy Schmidt, President advanced the Company $29,566 and $34,566, respectively, for working capital purposes, evidenced by secured promissory notes. The notes bear interest at 8% per annum and are due November 5, 2005.

      As of June 30, 2005, a stockholder, Steven Horowitz, advanced the Company $550,726 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due July 31, 2005. Mr. Horowitz has extend the notes 90 days.

      Accrued interest as of June 30, 2005 on these notes amounted to $17,492.84 and is included in accounts payable and accrued expenses.

NOTE 8 - Accounts Payable and Accrued Expenses
         ----------------------------------------

      Accounts payable and accrued expenses at June 30, 2005 consist of the following:

      Interest                                  $ 77,145
      Professional fees                           42,000
      Liquidating damages                        149,500
      Accrued Compensation                        59,731
      Other                                      145,525
                                                --------

                                                $473,901
                                                ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - Stockholders' Deficiency
          -------------------------


      Stock Based Compensation
      ------------------------
      On February 18, 2005, in connection with its 2003 Equity Incentive Plan, the Company issued 220,000 shares of its common stock to several individuals for services valued at $44,000. Unearned consulting fees at June 30, 2005 amounted to $0.00.

      Warrants Granted
      ----------------
      The Company granted warrants to purchase for six months from the date of issuance a total of 503,125 shares of its common stock at an exercise price of $1.00 of the Company's Common Stock in connection with the placement of $575,000, 7% convertible debentures. On July 29, 2004 the Company modified the terms of the warrants and extended the maturity date an additional six months to May 30, 2006. The number of warrants and exercise price has been adjusted to reflect the 0.75 stock split affected in the form of a dividend in July 2004.

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

      Earnings Per Share
      ------------------
      Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                   No. of Shares
                                                                   -------------
           Convertible debentures (assumed conversion at $.14)           928,571
           Warrants to purchase common stock - finders                    26,250
           Warrants to purchase common stock - debentures                503,125
           Warrants issued to consultant                                 250,000
           Series AA 7% Convertible Preferred Stock (and
             Cumulative dividends (assumed conversion at $.20)         2,202,775
                                                                       ---------

                 Total as of June 30, 2005                             3,910,721
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

      Lease Obligations
      ------------------
      The Company abandoned office space during 2001 under three separate lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of June 30, 2005 approximate the security deposits retained by the landlords in accordance with these lease agreements.

      In August 2004 the Company assumed a lease for corporate headquarters held by a related party, requiring approximate future minimum rentals as follows:

                For the Twelve Months Ending
                          December 31,                      Amount
                ----------------------------------------------------
                 July 1 to Dec. 31 2005                    $ 11,250
                                   2006                      30,000
                                   2007                      32,000
                                   2008                      34,000
                                                           --------

                              Total                        $107,250
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

           Future minimum payments under the contracts are as follows:

                  For the Years Ending
                      December 31,                    Amount
                  ---------------------------------------------
                  July 1 to December 31 2005         $142,500
                                        2006          285,000
                                        2007          285,000
                                        2008           47,500
                                                     --------

                          Total                      $760,000
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

           Shares subject to cancellation:

           At the end of twelve months:             1,250,000
           At the end of eighteen months:             625,000

           In addition, the shares of common stock issued to Mr. Figula have "piggy-back" registration rights. The value of this stock issuance is being amortized over the term of the employment agreement. As of June 30, 2005 Stock based compensation of $ 187,500 has been recognized.

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

           Amended Employment Agreements - continued
           ------------------

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

      Consulting Agreements
--------------------------------------------------------------------------------

      On August 19, 2004 the Company entered into a consulting agreement with Internet Marketing Solutions. The agreement calls for $10,000 plus 10% of consideration paid for future acquisitions introduced by the consultant to the Company.

      On September 16, 2004 the Company entered into a consulting agreement with Cioffi Business Management Services "CBMS". The consulting agreement is for an initial term of three (3) months. The Company has agreed to compensate CBMS $15,000 as well as issue the consultant 50,000 shares of its common stock for the initial three (3) month term. During the term of the consulting agreement, the principal shareholder of the consultant, Mr. Darren J. Cioffi, will act as the Company's interim Chief Financial Officer.

      On February 8, 2005, the Company entered into a new Consulting Agreement with a CBMS for a six- (6) month term ("Second Term"). During the Second Term, the Company has agreed to compensate CBMS $30,000 and issued Mr. Cioffi 100,000 shares of its common stock under the Company's 2003 Equity Incentive Plan.

      On November 8, 2004 the Company entered into a six month consulting agreement with Mirador Consulting Inc. for investor relation services. The Company agreed to compensate consultant a fee of $4,000 per month for the term of the agreement. The Company also agreed to sell the consultant 500,000 of restricted common stock at par value. The difference between the value of the shares of $105,000 and the par value of $500 has been charged to operations over the six-month period of the consulting agreement.

      In January 2005 the Company entered into a consulting agreement with Bayhill Partners for investor relation services. The agreement called for payments of $76,500 of consideration. A Shareholder made payments of cash and stock to satisfy this obligation.

NOTE 11 - Subsequent Events
          ------------------------------

      On July 12, 2005, the Company entered into a Management Services Agreement (the "Agreement") with Personal Portals Online, Inc. ("Personal Portals"). The term of the Agreement is for twenty-four (24) months commencing as of July 1, 2005. The Agreement will be automatically extended on a year-to-year basis upon expiration of the initial term unless terminated upon thirty (30) days written notice by either party.

      During the term of Agreement, Personal Portals will have primary responsibility for the management, redesign and redevelopment of the Company's web traffic operations and technology, finance and accounting including but not limited to:

      1) Providing day-to-day administration and operating tasks related to Web 1000 business plan;

      2) Assisting in the implementation of the business strategies and plan of the Web 1000 business plan;


      3) Providing leads for potential clients with respect to the Web 1000 business;

      4)    Negotiating agreements in the ordinary course of business;

      5) Identifying appropriate new management, advisors and board members as necessary;

      6) Overseeing the Company's relationships with outside professionals, vendors and customers; and

      7) Providing such other related services as requested by the Company and mutually agreeable to Personal Portals.

      Pursuant to the Agreement, the Company will issue to Personal Portals 3,000,000 shares and its common stock $.001 per value. Personal Portals will also be paid a fee of Five Percent (5%) of the net monthly revenues of the Company's business. In addition, Personal Portals will be reimbursed for all reasonable and approved out-of-pocket expenses incurred by in the performance of the services under the Agreement.


      On July 1, 2005 a convertible promissory note holder, Michael Gunther, assigned his $5,000 convertible promissory note from 110 Media Group, Inc. to Vanguard Capital LLC and Blue Ridge Services. Blue Ridge Services in turn assigned its portion of the note to Spidey Consultants. On August 9, 2005, Vanguard Capital LLC and Spidey Consultants converted the note, plus accrued interest of approximately $4,000 into an aggregate of 900,000 shares of the Company's common stock.

      On July 15, 2005 notice was given that certain stockholders of 110 Media Group, Inc., a Delaware corporation ("110 Media" or the "Company") have consented to taking of corporate actions by consent in lieu of a meeting of stockholders. The corporate actions which will not be in effect until at least 20 days after the mailing of an information statement which was mailed on July 15, 2005:

      1. Approve an amendment to our Certificate of Incorporation to effect a reverse stock split of all of the outstanding shares of Common Stock, at a ratio of between one-for-five and one-for-fifteen.

      2. Amend our Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000 and decrease the par value of the Company's Common Stock to $.001; and

      Only stockholders of record at the close of business on July 15, 2005 are entitled to notice of these corporate actions. Holders of 12,095,525 of our Common Stock gave their written consent to the above corporate actions. This written consent was obtained pursuant to Section 228(a) of the Delaware General Corporation Law, as amended.

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

In July 2005, pursuant to a written consent of a majority of the Company's shareholders, the Company approved a reverse split of its outstanding shares at a ratio of between one-for-five and one-for-fifteen. The Board of Directors believes that the reverse split is in the best interest of the Company and its shareholders because it will better position the Company to make acquisitions which the Board feels is necessary for the Company to achieve successful growth. The Company will consider various strategic alternatives available to the Company, including, whether the Company should remain independent and continue to pursue its current strategy or a modified strategy, any proposals which may be received or sought involving a possible acquisition of the Company by any third party, or the disposition of one or more of the Company's assets. The Company has had discussions with the potential acquisition candidates both within and outside the adult entertainment industry (including Global Portals Online, Inc.), but there are no binding commitments or agreements at this time.

On June 4, 2004, the Company formerly known as Dominix, Inc. amended and restated its Certificate of Incorporation and changed its name to 110 Media Group, Inc. The Company also changed its trading symbol on the OTC-Bulletin Board to (OTEN).

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

Results of Operations

The following table includes consolidated statements of operations data for the three and six months ended June 30, 2005 and 2004 expressed as dollar amounts and as a percentage of revenues.


                                                   Three Months                    Six Months
                                                   Ended June 30                   Ended June 30
                                           ----------------------------    ----------------------------
                                              2005             2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenues
     Website Revenue                       $     62,992    $      1,867    $    108,700    $      3,758
                                           ------------    ------------    ------------    ------------
      Total Revenue                        $     62,992    $      1,867    $    108,700    $      3,758

Costs and  Expenses
     Cost of Revenue                             19,452           5,012          74,671           9,159
     Selling, general and administrative        330,484         225,595         701,202         405,489
     Depreciation                                38,560           4,728          77,119           9,274
     Stock Based Compensation                    42,861          89,219         257,487          89,219
                                           ------------    ------------    ------------    ------------
     Total operating expenses                   431,357         324,554       1,110,478         513,141
                                           ------------    ------------    ------------    ------------
     Operating Loss                            (368,365)       (322,687)     (1,001,778)       (509,383)

Other Expense
     Interest                                    50,472         452,387          97,458         633,151

Net Loss                                   $   (418,837)   $   (775,074)   $ (1,099,236)   $ (1,142,534)
                                           ============    ============    ============    ============

The following discussion relates to the historical financial statements of Dominix, Inc. and subsidiaries and should be read in conjunction with the condensed consolidated financial statements and related notes.

Results of Operations - Comparison of Three Months Ending June 30, 2005 and 2004

Revenues

Our total revenues were $62,992 for the quarter ended June 30, 2005 an increase of $61,125 from the corresponding period in 2004. All of our revenue during the quarters ended June 30, 2005 and 2004 were derived from the sales from our website. We believe revenues generated by 110's website will increase in 2005 due to the acquisition of Web1000 property.

Cost Of Revenues

Our cost of revenues was $19,452 for the quarter ended June 30, 2005, an increase of $14,440 from the corresponding period of 2004. The increase in cost of revenues resulted primarily from the acquisition of the Web1000 property costs needed in the promoting and marketing of our websites.

Depreciation and Amortization

Depreciation and amortization were $38,560 for the quarter ended June 30, 2005 an increase of $33,832 over the corresponding period in 2004. The increase in depreciation and amortization is a result of computer equipment purchases which is being depreciated over 3 years as well as the amortizing of Web1000 property which is also being amortized over 3 years.

Selling, General and Administrative

Selling, general and administrative expenses were $330,484 for the quarter ended June 30, 2005, an increase of $104,889 over the corresponding period in 2004. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees, as well as for accounting and legal services rendered.

Other Expenses

Other expenses were $50,472 for the quarter ending June 30, 2005 a decrease of $401,915 over the corresponding period in 2004. The decrease is due to the reduction of interest and costs of debt over the corresponding period in 2004.

Results of Operations - Comparison of Six Months Ending June 30, 2005 and 2004

Revenues

Our total revenues were $108,700 for the six months ended June 30, 2005 an increase of $104,942 from the corresponding period in 2004. All of our revenue during the period ended June 30, 2005 and 2004 were derived from the sales from our website. We believe revenues generated by 110's website will increase in 2005 due to the acquisition of Web1000 property.

Cost Of Revenues

Our cost of revenues was $74,671 for the period ended June 30, 2005, an increase of $65,512 from the corresponding period of 2004. The increase in cost of revenues resulted primarily from the acquisition of the Web1000 property costs needed in the promoting and marketing of our websites.

Depreciation and Amortization

Depreciation and amortization were $77,119 for the period ended June 30, 2005 an increase of $67,845 over the corresponding period in 2004. The increase in depreciation and amortization is a result of computer equipment purchases which are being depreciated over 3 years as well as the amortizing of the Web1000 property which is also being amortized over 3 years.

Selling, General and Administrative

Selling, general and administrative expenses were $701,202 for the period ended June 30, 2005, an increase of $295,713 over the corresponding period in 2004. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees, as well as for accounting and legal services rendered.

Other Expenses

Other expenses were $97,458 for the period ending June 30, 2005 a decrease of $535,693 over the corresponding period in 2004. The decrease is due to the reduction of interest and costs of debt over the corresponding period in 2004.

Liquidity and Capital Resources

At June 30, 2005, our cash and cash equivalents totaled $3,555, as compared with $26,402 at June 30, 2004. This decrease in cash was primarily due to increased operating expenses as a result of the acquisition of the Web1000 property.

Net cash used in operating activities was $652,992 for the six months ended June 30, 2005 compared to $382,270 for the six months ended June 30, 2004. The increase in cash used relates to the hiring of website designers, computer graphic designers and additional administrative staff required to implement the Company's business plan.

Net cash used in investing activities was $ 16,000 for the six months ended June 30, 2005 compared to net cash used in investing activities of $6,203 for the same period last year. The increase in cash used for investing activities was due to the purchase of additional computers which were necessary due to the acquisition of the Web1000 property.

Net cash provided from financing activities was $651,617 for the six months ended June 30, 2005 as compared to net cash provided in financing activities of $100,000 for the six months ended June 30, 2004. The $651,617 represents the net difference of proceeds from loans and the repayment of debt.

Going Concern

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

            (d)   Not Applicable.

Item 3.: Defaults upon Senior Securities

            None.

Item 4.: Submission of Matters to a Vote of Security Holders

            Pursuant to a written consent of a majority of the Company's shareholders, the Company approved an amendment of the Company's Certificate of Incorporation which will (a) reverse split the outstanding shares of the Company's Common Stock, at a ratio of between one-for-five and one-for-fifteen; and (b) increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000. The Board of Directors will ultimately determine the ratio of the reverse split which will be between the aforementioned range.

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

            On July 12, 2005, the Company entered into a Management Services Agreement (the "Agreement") with Global Portals Online, Inc. formerly known as Personal Portals Online, Inc. ("Global Portals"). The term of the Agreement is for twenty-four (24) months commencing as of July 1, 2005. The Agreement will be automatically extended on a year-to-year basis upon expiration of the initial term unless terminated upon thirty (30) days written notice by either party.

            During the term of Agreement, Global Portals will have primary responsibility for the management, redesign and redevelopment of the Company's web traffic operations and technology, finance and accounting including but not limited to:

            i.    Providing   day-to-day   administration  and  operating  tasks
                  related to Web1000 business plan;

            ii. Assisting in the implementation of the business strategies and plan of the Web1000 business plan;

            iii. Providing leads for potential clients with respect to the Web 1000 business;

            iv.   Negotiating agreements in the ordinary course of business;

            v. Identifying appropriate new management, advisors and board members as necessary;

            vi.   Overseeing   the   Company's    relationships   with   outside
                  professionals, vendors and customers; and

            vii. Providing such other related services as requested by the Company and mutually agreeable to Global Portals.

            Pursuant to the Agreement, the Company issued to Global Portals 3,000,000 shares and its common stock $.001 per value. Global Portals will also be paid a fee of Five Percent (5%) of the net monthly revenues of the Company's business. In addition, Global
            Portals  will  be  reimbursed   for  all   reasonable  and  approved
            out-of-pocket expenses incurred by in the performance of the services under the Agreement.

            On July 1, 2005 a convertible promissory note holder, Michael Gunther, assigned his $5,000 convertible promissory note from 110 Media Group, Inc. to Vanguard Capital LLC and Blue Ridge Services. Blue Ridge Services in turn assigned its portion of the note to Spidey Consultants. On August 9, 2005, Vanguard Capital LLC and Spidey Consultants converted the note, plus accrued interest of approximately $4,000 into an aggregate of 900,000 shares of the Company's common stock.


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


Dated:   August 12, 2005      110 MEDIA GROUP, INC.


                               By:/s/ Raymond Barton
                                  ----------------------------------------------
                                  Raymond Barton, Chief Executive Officer


                               By:/s/ Darren Cioffi
                                  ----------------------------------------------
                                  Darren Cioffi, Chief Financial Officer