Form 10QSB
period 2005-09-30
110 MEDIA GROUP, INC.
filed 2005-11-21
CIK 824104

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

For the Quarter Period Ended
     September 30, 2005                            Commission File No. 000-29462

                              110 MEDIA GROUP, INC.
             (Exact name of Registrant as specified in its Charter)

            Delaware                                       13-4127624
  (State or jurisdiction of                  (IRS Employer Identification No.)
incorporation or organization)

31 Main Street, Suite 312, Patchogue, NY                     11772
(Address of Principal Executive Office)                    (Zip Code)

Registrant's telephone number, including area code:    (631) 207-2227

Former name, former address and former fiscal year, if changed since last report: 95 Broadhollow Road, Suite 101, Melville, NY 11747

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of November 18, 2005 was 1,961,447.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)


Condensed Consolidated Balance Sheet                            F-1

Condensed Consolidated Statements of Operations                 F-2

Condensed Consolidated Statements of Cash Flows                 F-3

Notes to the Condensed Consolidated Financial Statements        F4-F16

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
                                                              September 30, 2005
================================================================================
                                 ASSETS

CURRENT ASSETS
Cash                                                                $     4,344
Prepaid expenses and other current assets                                 6,096
                                                                    -----------
Total Current Assets                                                     10,440

PROPERTY AND EQUIPMENT, Net                                              84,702

OTHER ASSETS
Intangible assets, net                                                  292,890
                                                                    -----------

TOTAL ASSETS                                                        $   388,032
                                                                    ===========
                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Convertible debentures                                              $   125,000
Accrued Dividends Payable                                                23,129
Accounts Payable and Accrued Expenses                                   375,834
Notes payable to Global Reach - current portion                          77,842
Due to stockholders and affiliates                                    1,084,016
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,685,821


REDEEMABLE PREFERRED STOCK
    $.001 par value; 450,000 shares authorized
   Series AA Cumulative Convertible - 438,000 shares issued
      and outstanding, with rights to a cumulative 7% dividend
      liquidation preferences of $440,555                               440,555

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 100,000,000 shares
authorized; 1,961,447 shares issued and outstanding                      29,417
Treasury Stock (33,333 shares @$1.05)                                   (35,000)
Unearned compensation                                                  (483,125)
Additional paid in capital                                            2,598,474
Accumulated Deficit                                                  (3,848,110)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                       (1,738,344)
                                                                    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                            $   388,032
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================
                                                    For the Nine Months Ended
                                                           September 30,
                                                      2005              2004
                                                  -----------       -----------

REVENUE                                           $   154,457       $    15,569
                                                  -----------       -----------
COSTS AND EXPENSES
Cost of revenue                                        84,345            14,604
Compensatory element of stock transactions            461,179           118,045
Depreciation and amortization                         122,376            14,003
Selling and administrative expenses                   985,455           596,177
                                                  -----------       -----------
TOTAL COSTS AND EXPENSES                            1,653,355           742,829
                                                  -----------       -----------
OPERATING LOSS                                     (1,498,898)         (727,260)
                                                  -----------       -----------
OTHER EXPENSES
Interest                                              165,279           643,022

Loss on Sale of Subsidiary                            210,256              --
                                                  -----------       -----------
NET LOSS                                          $(1,874,433)      $(1,370,282)
                                                  ===========       ===========
Preferred Dividend Series AA                      $      --         $      --
                                                  -----------       -----------
Net loss applicable to common shareholders        $(1,874,433)      $(1,370,282)
                                                  ===========       ===========
Basic and Diluted Net Loss Per Share              $     (1.22)      $     (2.99)
                                                  ===========       ===========
Weighted Average Number of Common
Shares Outstanding - Basic and Diluted              1,534,359           458,174
                                                  ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================
                                                    For the Three Months Ended
                                                           September 30,
                                                      2005              2004
                                                  -----------------------------

REVENUE                                           $    45,757       $    11,811
                                                  -----------       -----------
COSTS AND EXPENSES
Cost of revenue                                         9,674             5,445
Compensatory element of stock transactions            203,692            28,826
Depreciation and amortization                          45,257             4,729
Selling and administrative expenses                   284,253           190,688
                                                  -----------       -----------
TOTAL COSTS AND EXPENSES                              542,876           229,688
                                                  -----------       -----------
OPERATING LOSS                                       (497,119)         (217,877)
                                                  -----------       -----------
OTHER EXPENSES
Interest                                               67,821             9,871

Loss on Sale of Subsidiary                            210,256              --
                                                  -----------       -----------

NET LOSS                                          $  (775,196)      $  (227,748)
                                                  ===========       ===========
Preferred Dividend Series AA                      $      --         $      --
                                                  -----------       -----------
Net loss applicable to common shareholders        $  (775,196)      $  (227,748)
                                                  ===========       ===========
Basic and Diluted Net Loss Per Share              $     (0.46)      $     (0.20)
                                                  ===========       ===========
Weighted Average Number of Common
Shares Outstanding - Basic and Diluted              1,691,325         1,125,514
                                                  ===========       ===========
The accompanying notes are an integral part of the financial statements.


    The accompanying notes are an integral part of the financial statements.

                                                  110 MEDIA GROUP, INC. AND SUBSIDIARY

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           (UNAUDITED)
=====================================================================================
                                                          For the Nine Months Ended
                                                                 September 30,
                                                            2005              2004
                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(1,874,433)      $(1,370,282)
                                                        -----------       -----------
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
Amortization of deferred financing costs                       --              76,000
Amortization of deferred debt discount                         --             527,100
Disposition of Jade                                         210,256              --
Depreciation and amortization                               122,376            14,003
Compensatory element of stock transactions                  461,179           118,045
Changes in operating assets and liabilities:
   Video Library                                               --             (18,372)
Prepaid expenses and other current assets                     4,870            (7,980)
Accrued Accounts Receivable                                    --                 426
Accrued expenses and other current liabilities               11,305           105,990
                                                        -----------       -----------
 TOTAL ADJUSTMENTS                                          809,986           815,212
                                                        -----------       -----------
NET CASH USED IN OPERATING
ACTIVITIES                                               (1,064,447)         (555,070)
                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment                              (92,012)           (6,203)
 Purchase of Web 1000 intangible assets                     (16,000)
Cash received in recapitalization                              --                --
                                                        -----------       -----------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                       (108,012)           (6,203)
                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder                        1,106,954           255,500
Proceeds from Escrow                                        105,500
Repayment of debt to former officers                        (34,422)
Advances to affiliate                                          --              (3,221)
Repayment of principal on debt                              (22,158)             --
                                                        -----------       -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                    $ 1,155,874       $   252,279
                                                        -----------       -----------


                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                                     (UNAUDITED)
===================================================================================
                                                        For the Nine Months Ended
                                                              September 30,
                                                           2005            2004
                                                        ---------       ---------
NET (DECREASE) INCREASE  IN CASH                        $ (16,585)      $(308,994)
CASH - Beginning                                           20,930         314,875
                                                        ---------       ---------
CASH - Ending                                           $   4,345       $   5,881
                                                        =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the years for:
        Interest                                        $    --         $    --
Taxes                                                   $     455       $   1,880

 Non-cash investing and financing activities:

Repayment of Debt through issuance of Common Stock        (75,000)        687,000
Conversion of accrued liabilities                            --            94,045
Issuance of common stock in connection with
          employment agreements                           (24,000)           --
       Issuance of common stock in connection for
            Consulting Services                           (20,000)           --
      Equity - issuance of common stock                   119,000            --




    The accompanying notes are an integral part of the financial statements.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Going Concern and Managements Plans

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming that the Company will continue as a going concern. For the nine months ended September 30, 2005, the Company had a net loss of approximately $1,874,433. The Company is in default on certain convertible notes payable, see Note 6. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the nine months ended September 30, 2005 the Company received $1,106,954 from certain of its stockholders to fund its operating expenses. The Company's ability to continue as a going-concern is dependent upon obtaining additional financing, restructuring its existing liabilities, and the successful completion of its business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be provided that the Company will be successful in locating additional financing or completing its business plan.


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

NOTE 2 - Summary of Significant Accounting Policies, continued

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

                                                            For the Nine Months
                                                                  Ended
                                                               September 30,
                                                      -----------------------------
                                                          2005              2004
                                                      -----------       -----------
  Net loss applicable to common stockholders,
    As reported                                       $(1,874,433)      $(1,370,282)

  Add:  stock-based employee compensation
          expense included in reported net loss
          applicable to common stockholders               461,479           118,045

  Less:  total stock-based employee
            compensation expense determined
            under the fair value-based method of
            all awards                                   (461,479)         (118,045)
                                                      -----------       -----------
  Proforma Net Loss Applicable to Common
    Stockholders                                      $(1,874,433)      $(1,370,282)
                                                      ===========       ===========
Weighted Average Number of Common
      Shares Outstanding - Basic and Diluted            1,534,359           458,174
                                                      ===========       ===========
  Basic and Diluted Net Loss Applicable to
    Common Stockholders:
      As reported                                     $     (1.22)      $     (2.99)
                                                      ===========       ===========
      Proforma                                        $     (1.22)      $     (2.99)
                                                      ===========       ===========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Property and Equipment, Net

         Property and equipment consists of the following at September 30, 2005:

         Computer equipment                      $92,012
                                                 -------
         Total                                    92,012

         Less: accumulated depreciation           (7,395)
                                                 -------

         Property and Equipment, Net             $84,617
                                                 =======

         Depreciation expense for the period ended September 30, 2005 and 2004 was $10,377 and $14,003, respectively.


NOTE 5 - Web 1000.com, Net

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

         (d) $200,000 worth of the Company's common stock, which equaled 68,729 post-split shares

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - Web 1000.com, Net, continued

         Due to the absence of several significant business attributes such as no employees and no tangible assets, this purchase was classified as a purchase of assets rather than a purchase of a business. Accordingly, the information required by FASB No. 141 is not required. The purchase price was all allocated to the URLs acquired and is being amortized over a thirty-nine month period commencing December 1, 2004. Amortization expense for the period ended September 30, 2005 was $111,999.

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

         Upon the signing of the Global Portals Agreement (see note 10), this agreement was terminated.

NOTE 6 - Convertible Debentures

         Convertible debentures at September 30, 2005 consist of the following:

         a.    Convertible debenture, due on demand, bearing interest at 8%
               per annum. The debenture contains a provision for conversion at the holder's option including accrued interest, into the
               Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related
               beneficial conversion feature has been fully charged to
               interest expense by Dominix in prior years.                           $100,000



         b.    Convertible debentures, due on demand, bearing interest at 12%
               per annum. The debentures contain a provision for conversion, at the holder's option including accrued interest, into the
               Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related
               beneficial conversion feature has been fully charged to
               interest expense in prior years. During the year ended
               December 31, 2004, nine holders of 12% convertible debentures totaling $112,000 converted their debentures into a total of
               22,050 post-split shares of common stock.                               25,000

         On July 1, 2005 a convertible promissory note holder, Michael Gunther, assigned his $5,000 convertible promissory note from 110 Media Group, Inc. to Vanguard Capital LLC and Blue Ridge Services. Blue Ridge Services in turn assigned its portion of the note to Spidey Consultants. On August 9, 2005, Vanguard Capital LLC and Spidey Consultants converted the note, plus accrued interest of approximately $4,000 into an aggregate of 60,000 post-split shares of the Company's common stock.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 6 - Convertible Debentures, continued


         c. Convertible debentures, due November 30, 2004, bearing interest at a rate at 7% per annum. In November 2003,the Company completed the sale of 7% Convertible Debentures resulting in gross proceeds of $575,000. Pursuant to the agreement, on June 4, 2004, the debentures were converted into 67,085 post-split shares of the Company's common stock and warrants to purchase 33,542 shares of the Company's common stock at $15.00 per share exercisable through May 30, 2006.

         At the time of the funding, the $575,000 of gross proceeds was allocated 64.05% or $368,270 to the notes and 35.95%$ or $206,730 to the warrants. The conversion price of the debentures was below market price of the Company's common stock at December 31, 2003, which resulted in a beneficial conversion feature of $368,270. In accordance with EITF -0027, the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the warrants issued to the purchasers. The amount allocated to the warrants of $206,730 and the total amount of the beneficial conversion features of $368,270 were both recorded as a deferred debt discount and charged to interest expense over the term of the notes. The remaining balance of $280,953 at June 4, 2004 was charged to interest expense upon the conversion of the securities. In connection with this private placement, the Company issued to the placement agents warrants to purchase a total of 1,750 post-split shares of the Company's common Stock valued at $23,000 and incurred $60,000 of other debt issuance costs and charged to interest expense over the term of the loan. The remaining balance of $55,250 at June 4, 2004 was charged to interest expense upon the conversion of the securities.


         Less:  current portion
                                                                     --
                   Long-Term Debt, Net of Current Portion   -----------
                                                                125,000
                                                                125,000
                                                            -----------
                                                            $        --
                                                            ===========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 7 - Notes Payable to Stockholders

         As of June 30, 2005 Raymond Barton, CEO and Timothy Schmidt, President advanced the Company $29,566 and $34,566, respectively, for working capital purposes, evidenced by secured promissory notes. The notes bear interest at 8% per annum. On August 17, 2005 by Board Resolution, Mr. Barton converted $16,092.83 of his total outstanding note into 107,285 post-split shares and received $16,092.83 in cash to settle the remaining debt which included accrued interest. Mr. Schmidt converted $18,329.26 into 122,195 post-split shares and received $18,329.83 in cash to settle the remaining debt which included accrued interest.

         As of September 30, 2005, a stockholder, Steven Horowitz, advanced the Company $1,084,115 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due July 31, 2005. Mr. Horowitz extended the notes 150 days.

         Accrued interest as of September 30, 2005 on these notes amounted to $43,156.29 and is included in accounts payable and accrued expenses.

NOTE 8 - Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses at September 30, 2005 consist of the following:

         Interest                                                     $106,433
         Professional fees                                              14,475
         Liquidating damages                                           184,000
         Accrued Compensation                                           10,662
         Other                                                          60,264
                                                                      --------
                                                                      $375,834
                                                                      ========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 9 - Stockholders' Deficiency


         Stock Based Compensation

         On February 18, 2005, in connection with its 2003 Equity Incentive Plan, the Company issued 14,667 post-split shares of its common stock to several individuals for services valued at $44,000.

         On July 12, 2005, the Company entered into a Management Services Agreement (the "Agreement") with Personal Portals Online, Inc. ("Personal Portals"). The term of the Agreement is for twenty-four
         (24) months commencing as of July 1, 2005. The agreement called for the issuance of 200,000 post-split shares of the Company's common stock (see note 10)valued at $330,000. It has been recorded in unearned consulting fees and is being amortized over the life of the agreement. Unearned consulting fees at September 30, 2005 amounted to $295,625.

         Warrants Granted

         The Company granted warrants to purchase for six months from the date of issuance a total of 33,542 post-split shares of its common stock at an exercise price of $1.00 of the Company's Common Stock in connection with the placement of $575,000, 7% convertible debentures. On July 29, 2004 the Company modified the terms of the warrants and extended the maturity date an additional six months to May 30, 2006. The number of warrants and exercise price has been adjusted to reflect the 0.75 stock split affected in the form of a dividend in July 2004.

         In November 2004, the Company granted to two related party consultants warrants to purchase a total of 66,667 post-split shares of the Company's common stock at an exercise price of $1.50. The warrants have a term of ten years. The Company valued the warrants at $185,200 using the Black-Scholes pricing model. The value of the warrants was recorded during the year ended December 31, 2004 as compensatory element of stock issuance.

         In January of 2005, one of the consultants exercised his warrants and purchased 50,000 post-spit shares of the Company's common stock for $75,000. The purchase price of $75,000 was paid by reducing a note payable due to this related party.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 9 - Stockholders' Deficiency, continued

         2003 Equity Incentive Plan

         The Company has a "2003 Equity Incentive Plan" for key employees, Consultants and stockholders by providing them with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, thereby encouraging them to continue in the employ of the Company or any of its affiliates. The plan designates the Board of Directors the authority to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until November 17, 2013, stock options, stock appreciation rights, restricted stock performance stock awards and bonus stock awards for up to 350,000 post-split shares of the Company's common stock. On November 13, 2003, the Board of Directors awarded to several employees and consultants 58,334 post-split shares of restricted stock valued at $150,000.

         Earnings Per Share

         Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                 No. of Shares
                                                                 -------------
         Convertible debentures (assumed conversion at $.15)            61,905
         Warrants to purchase common stock - finders                     1,750
         Warrants to purchase common stock - debentures                 33,542
         Warrants issued to consultant                                  16,667
         Series AA 7% Convertible Preferred Stock (and
           Cumulative dividends (assumed conversion at $.15)           146,852
                                                                     ---------

               Total as of September 30, 2005                          260,716
                                                                     =========

         Reverse Split

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

         On October 4, 2005 the split became effective.

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

          Lease Obligations

          The Company abandoned office space during 2001 under three separate lease agreements, which provide for average minimum monthly lease payments remaining under the lease agreements ranging from approximately $3,000 to $22,000 per month expiring in various years through 2007. The Company is contingently liable for liquidating damages for the failure to observe covenants contained in the leases and any deficiency between the rent commitments and the net amount of any rents collected by the landlords for the demised premises for each month of the period, which would otherwise have constituted the balance of the term of the leases, including expenses incurred by the landlords in connection with re-letting the space. The estimated liquidating damages for the re-let space as of September 30, 2005 approximate the security deposits retained by the landlords in accordance with these lease agreements.

          In August 2004 the Company assumed a lease for corporate headquarters held by a related party. On August 19, 2005, this lease was assumed by Jade Entertainment Group per the agreement.(see Note 11)

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Commitments and Contingencies, continued

          Employment Agreements

          The Company had employment contracts with three key employees through February 2008, which were amended on February 15, 2005. On August 19, 2005 these agreements were terminated in connection with the disposition of the wholly owned subsidiary. (see Note 11)

          Additional Employment Agreements

          On October 5, 2004 the Company entered into an employment agreement with Mark Figula. The term of the agreement is for three (3) years commensurate on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development. During the term of the agreement, the Company shall pay Mr. Figula an annual salary of $150,000. Mr. Figula shall also be entitled to a quarterly bonus equal to 10% of the Company's net operating income for any fiscal quarter. Such bonus shall be increased to 15% in the event the Company achieves net quarterly operating income in excess of $250,000 for any fiscal quarter. Pursuant to the Agreement, the Company issued to Mr. Figula 166,667 post-split shares of its common stock valued at $375,000. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and the Company, or (iii) by the Company for cause (as defined in the Agreement).

          Shares subject to cancellation:

          At the end of twelve months:                83,333
          At the end of eighteen months:              41,667

          In addition, the shares of common stock issued to Mr. Figula have "piggy-back" registration rights. The value of this stock issuance is being amortized over the term of the employment agreement. As of September 30, 2005 Stock based compensation of $ 187,500 has been recognized.

          On October 2005 the Company terminated the employment of Mark Figula for cause. In addition, the Company has notified it's transfer agent to place a "stop transfer" on the 166,667 shares of common stock issued to Mr. Figula upon signing his employment agreement.

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Commitments and Contingencies, continued

          Consulting Agreements

          On August 19, 2004 the Company entered into a consulting agreement with Internet Marketing Solutions. The agreement calls for $10,000 plus 10% of consideration paid for future acquisitions introduced by the consultant to the Company.

          On September 16, 2004 the Company entered into a consulting agreement with Cioffi Business Management Services "CBMS". The consulting agreement is for an initial term of three (3) months. The Company has agreed to compensate CBMS $15,000 as well as issue the consultant 3,333 shares of its common stock for the initial three (3) month term. During the term of the consulting agreement, the principal shareholder of the consultant, Mr. Darren J. Cioffi, will act as the Company's interim Chief Financial Officer.

          On February 8, 2005, the Company entered into a new Consulting Agreement with a CBMS for a six- (6) month term ("Second Term"). During the Second Term, the Company has agreed to compensate CBMS $30,000 and issued Mr. Cioffi 6,667 shares of its common stock under the Company's 2003 Equity Incentive Plan.

          On November 8, 2004 the Company entered into a six month consulting agreement with Mirador Consulting Inc. for investor relation services. The Company agreed to compensate consultant a fee of $4,000 per month for the term of the agreement. The Company also agreed to sell the consultant 33,333 post-split of restricted common stock at par value. The difference between the value of the shares of $105,000 and the par value of $500 has been charged to operations over the six-month period of the consulting agreement.

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

          Pursuant to the Agreement, the Company will issue to Personal Portals 200,000 post-split shares and its common stock $.001 per value. Personal Portals will also be paid a fee of Five Percent (5%) of the net monthly revenues of the Company's business. In addition, Personal Portals will be reimbursed for all reasonable and approved out-of-pocket expenses incurred by in the performance of the services under the Agreement.

          On September 1, 2005, the Company entered into a Letter of Intent to acquire Global Portals Online, Inc. The letter of intent had a no shop clause which originally expired on September 15, 2005. This was further extended until November 15, 2005.

NOTE 11 - Disposition of Wholly Owned Subsidiary

          On August 19, 2005, 110 Media Group, Inc. (the "Company") completedthe disposition of all of the issued and outstanding shares of common stock of our wholly-owned subsidiary, Jade Entertainment Group, Inc. ("Jade"), to Mr. Raymond Barton and Mr. Tim Schmidt, former officers and directors of the Company.

          Jade develops and markets websites primarily in the adult entertainment industry as well as the production of adult entertainment videos.

          The purchase price for Jade was Thirty-five Thousand Dollars ($35,000) and it was paid as follows:

          1. return and delivery of 500,000 shares of the Company's common stock; and

          2. the cancellation of the following individuals' employment agreements with the Company, as well as the delivery of general releases from each of them:

          Tim Schmidt

          Raymond Barton

          Michael Barton

          The Company will continue to operate its Web1000 division which provides free webhosting in both the mainstream and adult markets.

          The terms of the transaction were negotiated between current management and its former officers and directors. The Company hired an independent appraiser to determine the fair value of Jade as of June 30, 2005.

Note 12 - Subsequent Events

          On October 2005 the Company terminated the employment of Mark Figula for cause. In addition, the Company has notified it's transfer agent to place a "stop transfer" on the 166,667 post-split shares of common stock issued to Mr. Figula upon signing his employment agreement.

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

Jade develops and markets websites primarily in the adult entertainment industry as well as the production of adult entertainment videos.

The purchase price for Jade was Thirty-five Thousand Dollars ($35,000) and it was paid as follows:

            1. return and delivery of 33,333 post-split shares of the Company's common stock; and

            2. the cancellation of the following individuals' employment agreements with the Company, as well as the delivery of general releases from each of them:

                  Tim Schmidt
                  Raymond Barton
                  Michael Barton

The Company will continue to operate its Web1000 division which provides free webhosting in both the mainstream and adult markets.

The terms of the transaction were negotiated between current management and its former officers and directors. The Company hired an independent appraiser to determine the fair value of Jade as of June 30, 2005.

On August 19, 2005, 110 Media Group, Inc. (the "Company") completed the disposition of all of the issued and outstanding shares of common stock of our wholly-owned subsidiary, Jade Entertainment Group, Inc. ("Jade"), to Mr. Raymond Barton and Mr. Tim Schmidt, former officers and directors of the Company.

On October 4, 2005, the Company amended its Certificate of Incorporation to effect a 1 for 15 reverse stock split, increased its authorized common stock to 100,000,000 and decreased its par value to $.001 as a result of the reverse stock split the Company's trading symbol changed to "ONTN." The Board of Directors believes that the reverse split is in the best interest of the Company and its shareholders because it will better position the Company to make acquisitions which the Board feels is necessary for the Company to achieve successful growth. The Company will consider various strategic alternatives available to the Company, including, whether the Company should remain independent and continue to pursue its current strategy or a modified strategy, any proposals which may be received or sought involving a possible acquisition of the Company by any third party, or the disposition of one or more of the Company's assets. The Company has had discussions with the potential acquisition candidates both within and outside the adult entertainment industry (including Global Portals Online, Inc.), but there are no binding commitments or agreements at this time.

BUSINESS PLAN OVERVIEW

From December 2003 through August 2005, the Company, through its wholly owned subsidiary, Jade Entertainment Group, Inc., was engaged in the development and marketing of websites primarily in the adult entertainment industry as well as the production of adult entertainment videos. On August 19, 2005, the Company completed the disposition of all of the issued and outstanding shares of Jade to its former officers and directors. As a result, the Company is no longer in the adult entertainment industry and its only operations are that related to Web1000.

On December 5, 2004, we purchased the database assets of Web1000.com from Global. The purchase price for the assets was $400,000 payable as follows:

      (a)   $50,000 in cash at closing (paid on December 5, 2004)

      (b)   $50,000 payable 30 days after closing (paid on December 27, 2004)

      (c) $100,000 payable over 18 months commencing January 1, 2005 (first payment of $8,609.51 made January 5, 2005)

      (d) $200,000 worth of our common stock, which equaled 68,729 post-split shares of the Registrant's common stock, which was delivered at closing.

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

On July 12, 2005, the Company entered into a Management Services Agreement (the "Agreement") with Global Portals Online, Inc., formerly known as Personal Portals Online, Inc. ("Global Portals"). The term of the Agreement is for twenty-four (24) months commencing as of July 1, 2005. The Agreement will be automatically extended on a year-to-year basis upon expiration of the initial term unless terminated upon thirty (30) days written notice by either party.

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

Pursuant to the Agreement, the Company issued to Global Portals 200,000 post-split shares and its common stock $.001 per value. Global Portals will also be paid a fee of Five Percent (5%) of the net monthly revenues of the Company's business. In addition, Global Portals will be reimbursed for all reasonable and approved out-of-pocket expenses incurred by in the performance of the services under the Agreement.

On September 1, 2005, the Company entered into a Letter of Intent to acquire Global Portals Online, Inc. The letter of intent had a no shop clause which originally expired on September 15, 2005. This was further extended until November 15, 2005. The Company is requesting an additional extension.

If all conditions to the closing of the transactions are satisfied the Registrant would acquire all of the issued and outstanding shares of common stock of Global Portals Online, in exchange for a certain number of shares of the Company's common stock, and Global Portals Online, Inc. would become a wholly-owned subsidiary of the Company. The number of shares of the Company's common stock to be issued to the shareholders of Global Portals Online, Inc. will be equal to 70% of the total number of issued and outstanding shares of the Company's common stock prior to the completion of certain additional transactions, including an issuance of a certain number of shares of the Company's common stock for cash and a reverse stock split.

The closing of the transaction is subject to several conditions, including without limitation completion of due diligence, the negotiation, preparation, execution and delivery of definitive documents, completion of a financing for cash.

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

VIDEO LIBRARY

During 2003 we acquired fifty digitally mastered tapes containing adult content, which we intended to convert into DVD format and other adult media entertainment. These costs would have been amortized proportionately with revenue recognition related to the distribution of the products and licensing revenues. Management believed that this method provided a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs were expected to be realized. Film and program amortization was adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs were stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. One film was released as of December 31, 2004 but no significant revenues had been realized from it. During the year ended December 31, 2004 we recorded an impairment loss of $68,372, reducing the carrying value of our video library to zero due to a lack of sales.

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

Results of Operations

The following table includes consolidated statements of operations data for the three months ended September 30, 2005 and 2004 expressed as dollar amounts and as a percentage of revenues.

                                                      Three Months                      Nine Months
                                                   Ended September 30                Ended September 30
                                                  2005             2004            2005             2004
                                               ---------         --------       ----------       ----------
Revenues
      Revenue                                     45,757           11,811          154,457           15,569


Costs and  Expenses
     Cost of Revenue                               9,674            5,445           84,345           14,604
     Selling, general and administrative         284,253          190,688          985,455          596,177
     Depreciation                                 45,257            4,729          122,376           14,003
     Stock Based Compensation                    203,692           28,826          461,179          118,045
                                               ---------         --------       ----------       ----------
     Total operating expenses                    542,876          229,688        1,653,355          742,829
                                               ---------         --------       ----------       ----------
     Operating Loss                             (497,119)        (217,877)      (1,498,898)        (727,260)

Other Expense
     Interest                                     67,821            9,871          165,279          643,022
    Loss on Sale of Wholly Owned
        Subsidiary                               210,256              -0-          210,256              -0-
                                               ---------         --------       ----------       ----------
Net Loss                                       (775,1960)        (227,748)      (1,874,433)      (1,370,282)
                                               =========         ========       ==========       ==========

The following discussion relates to the historical financial statements of Dominix, Inc. and subsidiaries and should be read in conjunction with the condensed consolidated financial statements and related notes.

Results of Operations - Comparison of Three Months Ending September 30, 2005 and 2004

Revenues

Our total revenues were $45,757 for the quarter ended September 30, 2005 an increase of $33,946 from the corresponding period in 2004. All of our revenue during the quarters ended September 30, 2005 and 2004 were derived from the sales from our website. We believe revenues generated by 110's website has increased in 2005 due to the acquisition of Web1000 property.

Cost Of Revenues

Our cost of revenues was $9,674 for the quarter ended September 30, 2005, an increase of $4,229 from the corresponding period of 2004. The increase in cost of revenues resulted primarily from the acquisition of the Web1000 property costs needed in the promoting and marketing of our websites.

Depreciation and Amortization

Depreciation and amortization were $45,257 for the quarter ended September 30, 2005 an increase of $40,528 over the corresponding period in 2004. The increase in depreciation and amortization is a result of computer equipment purchases which is being depreciated over 3 years as well as the amortizing of Web1000 property which is also being amortized over 3 years.

Selling, General and Administrative

Selling, general and administrative expenses were $284,253 for the quarter ended September 30, 2005, an increase of $93,565 over the corresponding period in 2004. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees, as well as for accounting and legal services rendered.

Other Expenses

Other expenses were $67,821 for the quarter ending September 30, 2005 a increase of $57,950 over the corresponding period in 2004. The increase is due to the increase in debt over the corresponding period in 2004.

Loss on Disposition of Wholly Owned Subsidiary

On August 19, 2005, 110 Media Group, Inc. (the "Company") completed the disposition of all of the issued and outstanding shares of common stock of our wholly-owned subsidiary, Jade Entertainment Group, Inc. ("Jade"). The Company recognized a one-time loss of $210,256.

Results of Operations - Comparison of Nine Months Ending June 30, 2005 and 2004

Revenues

Our total revenues were $154,457 for the nine months ended September 30, 2005 an increase of $138,888 from the corresponding period in 2004. All of our revenue during the period ended September 30, 2005 and 2004 were derived from the sales from our website.

Cost Of Revenues

Our cost of revenues was $84,345 for the period ended September 30, 2005, an increase of $69,741 from the corresponding period of 2004. The increase in cost of revenues resulted primarily from the acquisition of the Web1000 property costs needed in the promoting and marketing of our websites.

Depreciation and Amortization

Depreciation and amortization were $122,376 for the period ended September 30, 2005 an increase of $108,373 over the corresponding period in 2004. The increase in depreciation and amortization is a result of computer equipment purchases which are being depreciated over 3 years as well as the amortizing of the Web1000 property which is also being amortized over 3 years.

Selling, General and Administrative

Selling, general and administrative expenses were $985,455 for the period ended September 30, 2005, an increase of $389,278 over the corresponding period in 2004. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees, as well as for accounting and legal services rendered.

Other Expenses

Other expenses were $165,279 for the period ending September 30, 2005 a decrease of $477,473 over the corresponding period in 2004. The decrease is due to the reduction of interest and costs of debt over the corresponding period in 2004.

Loss on Disposition of Wholly Owned Subsidiary

On August 19, 2005, 110 Media Group, Inc. (the "Company") completed the disposition of all of the issued and outstanding shares of common stock of our wholly-owned subsidiary, Jade Entertainment Group, Inc. ("Jade"). The Company recognized a one-time loss of $210,256.

Liquidity and Capital Resources

At September 30, 2005, our cash and cash equivalents totaled $4,344, as compared with $5,881 at September 30, 2004. This decrease in cash was primarily due to increased operating expenses.

Net cash used in operating activities was $1,064,447 for the nine months ended September 30, 2005 compared to $555,070 for the nine months ended September 30, 2004. The increase in cash used relates to the hiring of website designers, computer graphic designers and additional administrative staff required to implement the Company's business plan.

Net cash used in investing activities was $108,012 for the nine months ended September 30, 2005 compared to net cash used in investing activities of $6,203 for the same period last year. The increase in cash used for investing activities was due to the purchase of additional computers which were necessary due to the acquisition of the Web1000 property.

Net cash provided from financing activities was $1,155,874 for the nine months ended September 30, 2005 as compared to net cash provided in financing activities of $252,279 for the nine months ended September 30, 2004. The $903,595 represents the net difference of proceeds from loans and the repayment of debt.

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

         (d) Not Applicable.

Item 3.: Defaults upon Senior Securities

         None.

Item 4.: Submission of Matters to a Vote of Security Holders

         Pursuant to a written consent of a majority of the Company's shareholders, the Company approved an amendment of the Company's Certificate of Incorporation which will (a) reverse split the outstanding shares of the Company's Common Stock, at a ratio of between one-for-five and one-for-fifteen; and (b) increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000. The Board of Directors ultimately determined a one-for-fifteen reverse split was appropriate. The reverse split became effective on October 4, 2005.

Item 5.: Other Information

         On September 1, 2005, the Company entered into a Letter of Intent to acquire Global Portals Online, Inc. The letter of intent had a no shop clause which originally expired on September 15, 2005. This was further extended until November 15, 2005. The Company is requesting an additional extension.

         If all conditions to the closing of the transactions are satisfied the Registrant would acquire all of the issued and outstanding shares of common stock of Global Portals Online, in exchange for a certain number of shares of the Company's common stock, and Global Portals Online, Inc. would become a wholly-owned subsidiary of the Company. The number of shares of the Company's common stock to be issued to the shareholders of Global Portals Online, Inc. will be equal to 70% of the total number of issued and outstanding shares of the Company's common stock prior to the completion of certain additional transactions, including an issuance of a certain number of shares of the Company's common stock for cash and a reverse stock split.

         The closing of the transaction is subject to several conditions, including without limitation completion of due diligence, the negotiation, preparation, execution and delivery of definitive documents, completion of a financing for cash.

         On October 2005 the Company terminated the employment of Mark Figula for cause. In addition, the Company has notified it's transfer agent to place a "stop transfer" on the 2,500,000 shares of common stock issued to Mr. Figula upon signing his employment agreement.

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


Dated:   November __, 2005          110 MEDIA GROUP, INC.



                                    By:        /s/ Darren Cioffi
                                       ----------------------------------------
                                       Darren Cioffi, Sole Officer and Director