Form 10KSB
period 2005-12-31
110 MEDIA GROUP, INC.
filed 2006-04-19
CIK 824104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                     For the fiscal year ended December 31, 2005
                                                               -----------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to________________

                                                Commission file number 000-29462

                              110 MEDIA GROUP, INC.
                              ---------------------
                         (Name of small business issuer)

            Delaware                                             13-4127624
            --------                                             ----------
  (State of other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

100 West Lucerne Circle, Suite 600, Orlando, Florida                    32801
----------------------------------------------------                    -----
     (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (407) 540-0452
                                                           --------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered

              None
-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock Par Value $.001
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |X|

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               |X|

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                       Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year. $163,233

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $2,647,889 based upon the average bid and asked price of $1.35 as reported by the OTC Bulletin Board as of April 18, 2006.

      The Company had 13,403,892 shares of common stock outstanding, as of April 14, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

ITEM 1. BUSINESS

Overview

110 Media Group, Inc. ("110 Media," "we," "us," "our" or the "Company") was incorporated as a Colorado corporation in 1987 and reincorporated in Delaware in 2000. Our principal executive offices are located at 100 West Lucerne Circle, Suite 600, Orlando, Florida 32801, and our telephone number at that location is
(407) 540-0452. Our common stock trades on the Over The Counter Bulletin Board under the symbol "ONTN."

We market products and services that are designed to permit individuals and small businesses to operate effectively on the internet. Our services principally consist of free and fee-based web hosting and targeted traffic redirection. We have also developed and offer informational, educational and clearing house services on a subscription basis and offer a suite of web development and operational tools that permit non-technical users to develop and operate robust, professional business websites.

Corporate History

We were originally organized as a Colorado corporation and our name was Medical Management Systems, Inc. ("MMGS") in 1987. In August 2000, we reincorporated in Delaware and changed our name to Dominix, Inc.

In January 2001 we acquired International Controllers, Inc. ("ICON"). We became a shell corporation as a result of the sale of ICON in April 2002. During the period from April 2002 through September 2003 we explored other opportunities.

On April 8, 2003 we entered into a letter of intent to acquire Dalian Xindian Chitin Co., a Republic of China Company engaged in the business of developing and manufacturing products derived from the natural resource chitin for a variety of industries. As a result of our inability to complete a thorough due diligence investigation, we let the letter of intent expire on May 31, 2003.

On July 22, 2003, we entered into a letter of intent with Jade Entertainment Group, Inc., a New York corporation ("Jade") and Blu-TV, Inc., a New York corporation ("Blu") involved in the distribution of adult content through cable and pay per view channels. We initiated contact with both Blu-TV and Jade. On September 10, 2003, we received a letter from Blu terminating the letter of intent with respect to their participation. We determined to go forward with the proposed acquisition of Jade and on September 22, 2003, we executed an amended letter of intent with Jade which was subsequently further amended on September 26, 2003 to include the acquisition of the business and operations of MarketShare Recovery, Inc., a New York corporation ("MarketShare"). On December 5, 2003, we completed the acquisition of Jade by way of merger through the Company's wholly owned subsidiary, Jade Acquisition Corp. by issuing 743,750 shares of common stock and 82,167 shares of its Series B Convertible Preferred Stock, which was converted into 6,834,631 shares of our common stock on June 4, 2004, together representing 36% of the Company. This transaction has been accounted for as a reverse merger with Jade the acquirer of the Company. The reverse merger was accounted for as a recapitalization and the stockholder's equity was retroactively restated to the inception of Jade, July 5, 2001. On March 30, 2004, we entered into a termination agreement with MarketShare Recovery Inc., canceling our proposed acquisition of MarketShare and simultaneously Jade entered into a database license agreement with MarketShare. The license permitted us to utilize Market Share's proprietary database without having to acquire MarketShare. MarketShare and Jade are related parties in that they have the same management.

On December 5, 2004, we acquired the database assets of Web1000.com. Pursuant to the Agreement, we acquired a website known as Web1000.com along with the customer list related to that website. The purchase price for the assets was $400,000. On July 12, 2005, we entered into a two-year management services agreement with Global Portals Online, Inc. (formerly known as Personal Portals Online, Inc.,"Global Portals"), which we subsequently acquired. Under the agreement, Global Portals was given primary responsibility for the management, redesign and redevelopment of our web traffic operations and technology, finance and accounting in exchange for our issuing 200,000 shares of common stock to Global Portals and agreeing to pay a fee of 5% of our net monthly revenues.

On August 19, 2005 we sold of all of the issued and outstanding shares of common stock of Jade to Raymond Barton and Tim Schmidt, former officers and directors. We received consideration valued at $35,000 consisting of the return and delivery of 33,333 shares of common stock and the cancellation of Ray Barton, Michael Barton and Tim Schmidt's employment agreements.

On December 22, 2005, we completed the acquisition of Global Portals pursuant to an Agreement and Plan of Share Exchange December 1, 2005. At the effective time of the share exchange, all of the shares of Global Portals were exchanged for an aggregate of 11,442,446 shares of our common stock on the basis of 2.54 shares of Global Portals for one share of our common stock. The 11,442,446 shares of common stock issued to the Global Portals shareholders represent approximately 85% of our common stock outstanding after the exchange. As a result of the foregoing, our operations are conducted by 110 Media Group, Inc., the parent company and Global Portals, our wholly owned subsidiary.

Products and Services

We provide a variety of products and services to facilitate the sharing of information and e-commerce on the world wide web. Our products and services are intended to provide both turnkey and customizable solutions for personal, community organizations and small businesses. In addition to website development, management and website hosting services, we derive revenue from the sale of targeted traffic to large search engine companies including Google and Yahoo and to small businesses that are seeking to purchase internet traffic that may purchase the goods or services that the domain owner is offering.

The following are the principal products and services we offer:

       Web1000.com              -  free webhosting

       Web1000Traffic.com       -  sale of targeted traffic from expired domain
                                   names

       TemplateSuperstore.com   -  sale of website templates

       ZeroBrand.com            -  turnkey solutions for the development and
                                   operation of webhosting business

       Portal Engine Pro(R)     -  proprietary personal portal generation

       ChamberECommerce.com     -  clearinghouse for the exchange of E-business
                                   and E-marketing products and services

       Custombizwebsites.com    -  complete design, management and hosting
                                   services for business owners

Web1000.com

Web1000 provides free webhosting. Instead of paying a monthly fee, Web1000's customers use our service without cost, in exchange for agreeing to allow one of the following:

      o Traffic to their websites from specific countries can be redirected to advertisers;

      o Traffic generated from missing pages or files on their site (officially known as a 404 error) can be redirected to an advertiser or a page of advertisements; and/or

      o We may or may not "skim" some small percentage of their traffic and send it to an advertiser or a page of advertisements.

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

Web1000Traffic.com

We capture, market and sell internet traffic under the domain name "Web1000Traffic.com." We obtain the traffic by purchasing expired domain names and indexing in our database engine. We sell the traffic either in bulk or bundled as "targeted" to specific categories of interest. For example, if the domain name "ABCfishing.com" has expired, we may purchase it from a domain name registry such as register.com. We then redirect traffic (viewers clicking on the domain name as a result of various internet search engines) to our servers and sell this traffic to subscribers either as part of a bulk sale or (at a higher price) to subscribers that wish to obtain traffic that appears interested in "fishing."

ChamberECommerce.com

We provide non-technical business operators of small to medium-sized businesses with all the necessary services needed to migrate their cottage industry to the Internet, or start a new Internet business. Similar to AOL which services non-technical Internet users, ChamberECommerce. com website and related sites package necessary components required for a dynamic online business into one integrated friendly, helpful, non-threatening bundle that can be easily accessed and managed by low-tech business operators. We provide all elements basic to any business endeavor in a cost-effective package offered for $29.95 per month with no start-up fees. A client simply needs to add their information and products or services to be in business in as little as an hour without having knowledge of website development tools such as HTML, Flash, Secure Socket Layers, FTP, or any other technical aspect of creating and running a website. The services include:

      o Pre-configured, professionally designed, tested, live websites (not templates that must be made into a website)
      o     Integrated web-stores and shopping carts that match web design
      o     URL ownership
      o     Merchant account for accepting credit card, PayPal and other payment
      o     Free auction service
      o Hosting of all services with automatic backup, redundancy and security
      o Marketing including logo builder, search engine optimization, affiliate programs, email, newsletters, and Chamber of Ecommerce Associate membership
      o     Shipping support via partner arrangements
      o Reports providing information that allows owners to focus on doing business versus managing technical site details
      o Accounting provides automatic transaction recording, inventory control, check register, expense tracking, tax accounting and reporting
      o     Hiring and HR tools
      o     Advertising sales for site banners
      o     Purchasing discounts on goods and services via partner network
      o     Extensive business support library
      o     24/7/365 friendly, helpful support
      o     Massive affiliate sales force via MillionNewJobs
      o     Immediate traffic

As our clients gain confidence and technical knowledge they can increasingly tailor their sites and access more sophisticated tools if desired. We offer successively higher levels of services, features and support at additional cost to our clients.

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

Our software and web development services will compete with both independent software developers, major software companies a such as Microsoft, and their OEM's and specialized web development and advertising companies. Most of these competitors have far greater financial and marketing resources than we do. We believe that offering our services and products as a fully integrated sites geared to small businesses give certain advantages, but there can be no assurance that we will gain consumer acceptance.

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

Several federal, state and foreign statutes prohibit the transmission of indecent, pornographic, obscene or offensive content over the Internet to particular groups or persons. The extent to which these laws apply to us is limited due to the fact that we do not own or display photographic/pictorial content, other than advertising banners that appear on our site, though we have acquired a foreign adult film library. We will use discretion in determining what graphical advertisements will be allowed on our websites.

Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. We and many other Internet companies use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

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

Network Access Points and Data Center

      We provide our services through our network access point located Lucerne Center. Our network access point and data center feature direct high speed connections to multiple major Internet network service providers, including AT&T, Sprint, Verizon (formally MCI). As of December 31, 2005 we directly operated one network access point and terminated all operating agreements with third parties for such services

Sales and Marketing

      Our sales and marketing objective is to achieve market penetration and increase brand recognition among small business customers. We market solely on the internet.

Customers

      As of December 31, 2005, we had approximately 450,000 customers. Our customer base is not concentrated in any particular industry. In each of the past three fiscal years, no single customer has accounted for 10 percent or more of our net sales. We provide services to customers in multiple vertical industry segments including: financial services, media and communications, travel, e-commerce and retail and technology.

Intellectual Property

      We intend to rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. Taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products or services effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

Employees

We employed 2 people as of December 31, 2005. None of our employees are represented by a union and we believe our relationships with our employees are good. In addition, we outsource some of our customer service activities.

RISK FACTORS

You should carefully consider the risks described below. These risks are not the only ones that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

We have a history of losses and may not achieve or sustain profitability.

      We have incurred net losses in each quarterly and annual period since we began operations. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our operations have historically been cash flow negative, and we have depended on equity and debt financings to meet our cash requirements, which may not be available to us in the future on favorable terms.

      We have experienced negative operating cash flow and have depended upon equity and debt financings, as well as borrowings from affiliates and shareholders, to meet our cash requirements in most quarterly and annual periods since we began our operations. We expect to meet our cash requirements in 2006 through a combination of debt or equity private placements and borrowings. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors. If our cash requirements vary materially from those currently planned, if our cost reduction initiatives have unanticipated adverse effects on our business, or if we fail to generate sufficient cash flow from the sales of our services, we may require additional financing sooner than anticipated. We cannot assure you that we will be able to obtain additional financing on commercially favorable terms, or at all.

We may not be able to compete successfully against current and future competitors.

      The Internet services market is highly competitive, as evidenced by recent declines in pricing for Internet connectivity services. We expect competition from existing competitors to continue to intensify in the future, and we may not have the financial resources, technical expertise, sales and marketing abilities or support capabilities to compete successfully. Our competitors currently include: regional Bell operating companies that offer Internet access; global, national and regional Internet service providers; providers of specific applications or solutions such as content distribution, security or storage; software-based and other Internet infrastructure providers and manufacturers; and colocation and data center providers. In addition, Internet network service providers may make technological advancements, such as the introduction of improved routing protocols to enhance the quality of their services, which could negatively impact the demand for our products and services.

      In addition, we will face additional competition as we expand our managed services product offerings, including competition from technology and telecommunications companies. A number of telecommunications companies and Internet service providers have been offering or expanding their network services. Further, the ability of some of these potential competitors to bundle other services and products with their network services could place us at a competitive disadvantage. Various companies are also exploring the possibility of providing, or are currently providing, high-speed, intelligent data services that use connections to more than one network or use alternative delivery methods including the cable television infrastructure, direct broadcast satellites and wireless local loop. Many of our existing and future competitors may have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, our competitors may have significant advantages over us. Increased competition and technological advancements by our competitors could adversely affect our business, results of operations and financial condition.

We depend on a number of Internet network service providers to provide Internet connectivity to our network access points. If we are unable to obtain required connectivity services on a cost-effective basis or at all, or if such services are interrupted or terminated, our growth prospects and business, results of operations and financial conditions would be adversely affected.

      In delivering our services, we rely on a number of Internet networks, all of which are built and operated by others. In order to be able to provide high performance connectivity services to our customers through our network access points, we purchase connections from several Internet network service providers. We cannot assure you that these Internet network service providers will continue to provide service to us on a cost-effective basis or on otherwise competitive terms, if at all, or that these providers will provide us with additional capacity to adequately meet customer demand. Consolidation among Internet network service providers limits the number of vendors from which we obtain service, possibly resulting in higher network costs to us. We may be unable to establish and maintain relationships with other Internet network service providers that may emerge or that are significant in geographic areas, such as Asia and Europe, in which we may locate our future network access points. Any of these situations could limit our growth prospects and adversely affect our business, results of operations and financial condition.

We depend on third-party suppliers for key elements of our network infrastructure and to provide services. If we are unable to obtain products or services, such as network access loops or local loops, on favorable terms or at all, or in the event of a failure of these suppliers to deliver their products and services as agreed, our ability to provide our services on a competitive and timely basis would be impaired and our results of operations and financial conditions would be adversely affected.

      Any failure to obtain required products or services from third-party suppliers on a timely basis and at an acceptable cost would affect our ability to provide our services on a competitive and timely basis. In addition to depending on services from third party Internet network service we depend on other companies to supply various key elements of our infrastructure, including the network access loops between our network access points and our Internet network service providers and the local loops between our network access points and our customers' networks. Pricing for such network access loops and local loops has been rising significantly over time, and we generally bill these charges to our customers at low or no margin, while some of our competitors have their own network access loops and local loops and are therefore not subject to similar availability and pricing issues. In addition, we currently purchase routers and switches from a limited number of vendors. Furthermore, we do not carry significant inventories of the products we purchase, and we have no guaranteed supply arrangements with our vendors. A loss of a significant vendor could delay any build-out of our infrastructure and increase our costs. If our limited source of suppliers fails to provide products or services that comply with evolving Internet standards or that interoperate with other products or services we use in our network infrastructure, we may be unable to meet all or a portion of our customer service commitments, which could adversely affect our business, results of operations and financial condition.

We have acquired and may acquire other businesses, and these acquisitions involve numerous risks.

      We intend to pursue additional acquisitions of complementary businesses, products, services and technologies to enhance our existing services, expand our service offerings and enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt and make capital expenditures and issue additional shares of our common stock or securities convertible into our common stock as consideration, which will dilute our existing stockholders' ownership interest and may adversely affect our results of operations. Our ability to grow through acquisitions involves a number of additional risks including the following:

      o the ability to identify and consummate complementary acquisition candidates;

      o the possibility that we may not be able to successfully integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

      o diversion of management's attention from normal daily operations to negotiate acquisitions and integrate acquired businesses;

      o insufficient revenue to offset significant unforeseen costs and increased expense associated with the acquisitions;

      o challenges in completing projects associated with in-process research and development being conducted by the acquired businesses;

      o risks associated with our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

      o deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of our acquisitions;

      o issuance by us of equity securities that would dilute ownership of our existing stockholders;

      o incurrence and/or assumption of significant debt, contingent liabilities and amortization expense; and

      o     loss of key employees of the acquired companies.

      Failure to effectively manage our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

Disputes with vendors regarding the delivery of services may materially impact our results of operations and cash flows.

      In delivering our services, we rely on a number of Internet network, telecommunication and other vendors. We work directly with these vendors to provision services such as establishing, modifying or discontinuing services for our customers. Because of the volume of activity, billing disputes inevitably arise. These disputes typically stem from disagreements concerning the starting and ending dates of service, quoted rates, usage and various other factors. Disputed costs, both in the vendors' favor and our favor, are researched and discussed with vendors on an ongoing basis until ultimately resolved. We record the cost and a liability based on our estimate of the most likely outcome of the dispute. These estimates are periodically reviewed by management and modified in light of new information or developments, if any. Because estimates regarding disputed costs include assessments of uncertain outcomes, such estimates are inherently vulnerable to changes due to unforeseen circumstances that could materially and adversely affect our results of operations and cash flows.

We depend upon our key employees and may be unable to attract or retain sufficient numbers of qualified personnel.

      Our future performance depends to a significant degree upon the continued contributions of our executive management team and other key employees. To the extent we are able to expand our operations and deploy additional network access points, we may need to increase our workforce. Accordingly, our future success depends on our ability to attract, hire, train and retain highly skilled management, technical, sales, marketing and customer support personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Our employment agreements with our executive officers provide that either party may terminate their employment at any time. Consequently, we may not be successful in attracting, hiring, training and retaining the people we need, which would seriously impede our ability to implement our business strategy.

If we fail to adequately protect our intellectual property, we may lose rights to some of our most valuable assets.

      We intend to rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. Taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products or services. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products or services effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

We may face litigation and liability due to claims of infringement of third-party intellectual property rights.

      The Internet services industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. Any claims that our products or services infringe or may infringe proprietary rights of third-parties, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into royalty or licensing agreements, any of which could significantly harm our operating results. In addition, our customer agreements generally provide for us to indemnify our customers for expense or liabilities resulting from claimed infringement of patents or copyrights of third parties, subject to certain limitations. If an infringement claim against us were to be successful, and we were not able to obtain a license to the relevant or a substitute technology on acceptable terms or redesign our products or services to avoid infringement, our ability to compete successfully in our competitive market would be materially impaired.

Risks Related to Our Industry

The future evolution of the Internet market, and therefore the role of our products and services, cannot be predicted with certainty.

      We face the risk that the market for Internet services might develop more slowly or differently than currently projected, or that our services may not achieve continued and/or widespread market acceptance. Furthermore, we may be unable to market and sell our services successfully and cost-effectively to a sufficiently large number of customers. We typically offer free or low cost services and charge a premium for our upgraded services, which may affect market acceptance of our services or adversely impact the rate of market acceptance. We believe the danger of non-acceptance is particularly acute during economic slowdowns and when there is significant pricing pressure on Internet service providers. Finally, if the Internet becomes subject to a form of central management, or if Internet network service providers establish an economic settlement arrangement regarding the exchange of traffic between Internet networks, the demand for our Internet connectivity services could be adversely affected.

If we are unable to respond effectively and on a timely basis to rapid technological change, we may lose or fail to establish a competitive advantage in our market.

      The Internet connectivity industry is characterized by rapidly changing technology, industry standards and customer needs, as well as by frequent new product and service introductions. New technologies and industry standards have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies or industry standards could render our existing services obsolete and unmarketable. Our failure to anticipate the prevailing standard, to adapt our technology to any changes in the prevailing standard or the failure of a common standard to emerge could hurt our business. Our pursuit of necessary technological advances may require substantial time and expense, and we may be unable to successfully adapt our network and services to alternative access devices and technologies.

Our network and software are vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation.

      There have recently been a number of widespread and disabling attacks on public and private networks. The number and severity of these attacks may increase in the future as network assailants take advantage of outdated software, security breaches or incompatibility between or among networks. Computer viruses, intrusions and similar disruptive problems could result in our liability for damages under agreements with our customers, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems or other attacks caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third-parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers and could expose us to liability under Internet "spam" regulations. In the past, third parties have occasionally circumvented some of these industry-standard measures. Therefore, we cannot assure you that the measures we implement will not be circumvented. Our efforts to eliminate computer viruses and alleviate other security problems may result in increased costs, interruptions, delays or cessation of service to our customers, which could hurt our business, results of operations and financial condition.

Terrorist activity throughout the world and military action to counter terrorism could adversely impact our business.

      The continued threat of terrorist activity and other acts of war or hostility may have an adverse effect on business, financial and general economic conditions internationally. Effects from any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. These circumstances may also damage or destroy the Internet infrastructure and may adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our network access points.

The following risks relate principally to our common stock and its market value:

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

      Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company's operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, stockholders may have difficulty reselling any of their shares of common stock.

Our Common Stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

      The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

      o technological innovations or new products and services by us or our competitors;
      o     government regulation of our products and services;
      o     the establishment of partnerships with other technology companies;
      o     intellectual property disputes;
      o     additions or departures of key personnel;
      o     sales of our common stock
      o our ability to integrate operations, technology, products and services;
      o     our ability to execute our business plan;
      o     operating results below expectations;
      o     loss of any strategic relationship;
      o     industry developments;
      o     economic and other external factors; and
      o     period-to-period fluctuations in our financial results.

      Because we are a development stage company with no revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

      In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

      We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Penny stock regulations may impose certain restrictions on marketability of our stock.

      Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our company.

      Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of "blank check" preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

      The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares of our common stock covered by this prospectus will be freely transferable without restriction or further registration under the Securities Act.

ITEM 2: DESCRIPTION OF PROPERTY

      The Company lease office 1,851 sq ft of office space at 100 Lucerne Circle, Orlando Florida. The original agreement was dated February 10, 2004 and expired on February 9, 2006. The Company extended the lease on March 1, 2006 for an additional 24 months.

ITEM 3: LEGAL PROCEEDINGS

No material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders for a vote during the fourth quarter of this fiscal year.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

Our common stock presently trades on the Over-the-Counter Bulletin Board or OTCBB and trades under the symbol ONTN. From June 4, 2004 to October 15, 2005 our common stock traded under the symbol "OTEN." Prior to June 4, 2004, our common stock traded on the OTCBB under the symbol "DMNX." The last reported sale price of our common stock was $1.55 per share on April 14, 2006.

The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock for the fiscal years ended December 31, 2004 and 2005, all adjusted to reflect a 200 for 1 reverse stock split effective June 4, 2004, a .75 for 1 stock dividend effective July 16, 2004 and a 15 for 1 reverse stock split effective October 4, 2005.

                                                              BID
                                                   -----------------------

      QUARTER ENDED                                 HIGH              LOW
      -------------                                 ----              ---

            2004
            ----

      March 31                                     39.00             18.00
      June 30                                      16.50             0.045
      September 30                                 11.25              2.25
      December 31                                   3.75              1.80

            2005
            ----

      March 31                                      3.60             1.425
      June 30                                       2.10             0.825
      September 30                                  3.15             0.765
      December 31                                   1.65             0.065

The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

As of April 14, 2006, there were 13,403,892 shares issued and outstanding and we had 359 registered holders of our common shares.

Dividends

We have not paid any dividends on our common stock since inception. We do not anticipate declaration or payment of any dividends at any time in the foreseeable future. Our Series AA preferred stock provides for a 7% cumulative dividend.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

On December 22, 2005, the Company reorganized by entering into a stock purchase agreement with Global Portals Online, Inc. ("Global") whereby the Company issued 11,442,446 shares of its common stock in exchange for all of the outstanding common stock of Global. Immediately prior to executing the stock purchase agreement the Company had 1,961,399 shares of common stock and 438,000 shares of Series AA preferred stock issued and outstanding. The reorganization was accounted for as a recapitalization of Global because the shareholders of Global controlled the Company immediately after the acquisition. Therefore, Global is treated as the acquiring entity. Accordingly there was no adjustment to the carrying value of the assets or liabilities of Global. The Company is the acquiring entity for legal purposes and Global is the surviving entity for accounting purposes.

On August 19, 2005, 110 Media Group, Inc. completed the disposition of all of the issued and outstanding shares of common stock of the Companies previously wholly-owned subsidiary, Jade Entertainment Group, Inc. ("Jade"), to Mr. Raymond Barton and Mr. Tim Schmidt, former officers and directors of the Company.

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

REVENUE RECOGNITION

Revenue recognized through December 31, 2005 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

RESULTS OF OPERATIONS

The following discussion relates to the historical financial statements of 110 Media Group, Inc. and subsidiary and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS -

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Net revenues increased by 440% from $30,234 for the year ended December 31, 2004 to $163,233 for the years ended December 31, 2005. The improvement in revenues was a result of the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Cost of revenues as a percentage of net revenues decreased from 92% of net revenues for the year ended December 31, 2004 to 51.7% of net revenues for the year ended December 31, 2005. The decrease in cost of revenues is due to the increase in traffic and subsequent revenue.

Compensatory element of stock transactions decreased from $418,708 for the year ended December 31, 2004 to $305,342, for the year ended December 31, 2005. The decrease is due to the disposition of Jade and former management.

Depreciation and amortization increased from $30,293 for the year ended December 31, 2004 to $169,682, for the year ended December 31, 2005. The increase is due to depreciation on additional equipment purchased as well as the amortization in connection with the Web1000 assets.

Selling, general and administrative expenses increased from $869,010 for the year ended December 31, 2004, to $1,030,920 for the year ended December 31, 2005. The increase is due to the addition of personnel and operating costs in accordance with our business plan.

Interest expense decreased from $729,752 in 2004 to $200,144 in 2005. The decrease represented the amortization of debt discount and debt issuance costs of $603,100 related to the $575,000 of convertible debentures during 2004 and an accrual for liquidating damages of $80,500 related to our failure to register securities of $575,000 of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, our cash totaled $141,764.

Net cash used in operating activities was $1,150,194 for the year ended December 31, 2005 compared to $778,803 for the year ended December 31, 2004. The increase in cash used relates to the further development of Web1000, the hiring of website designers, computer graphic designers and the disposition of Jade and acquisition of Global Portals.

Net cash used in Investing activities was $118,279 for the twelve months ended December 31, 2005 compared to net cash from investing activities of $ 106,203 for the same period last year. The increase in cash used for Investing Activities was due to the purchase of additional computers which were necessary due to the further development of Web1000 properties.

Net cash provided from financing activities was $1,389,307 for the twelve months ended December 31, 2005 as compared to net cash provided in financing activities of $591,061 for the twelve months ended December 31, 2004. The $1,389,307 represents loans made to the Company by related parties and the sale of common stock of $197,000.

In view of our accumulated deficit and recurring losses there is substantial doubt about our ability to continue as a going concern. In this regard management is adopting a plan for the development of our website product lines as well as seeking additional capital through the private sale of our debt or equity securities. There is no assurance that we will complete any financing or that we will achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lease Obligations

In August 2004 the Company assumed a lease for corporate headquarters held by a related party. On August 19, 2005, this lease was assumed by Jade Entertainment Group per the agreement.

As of December 31, 2005, the Company owed $436 under a computer equipment lease obligation. Final payment of the lease was made in January 2006.

The Company lease office 1,851 sq ft of office space at 100 Lucerne Circle, Orlando Florida. The original agreement was dated February 10, 2004 and expired on February 9, 2006. The Company extended the lease on March 1, 2006 for an additional 24 months.

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

COMMITMENTS

Our commitments that are required to be disclosed in tabular form as of December 31, 2005 including a subsequent employment and consulting agreements entered into through March 31, 2005, are as follows;

                                           2006          2007          2008          2009          2010
                                         --------      --------      --------      --------      --------
Convertible Debentures (in default)      $125,000            --            --            --            --
Notes payable - Global                   $ 52,275            --            --            --            --
Due to Stockholders                      $281,576            --            --            --            --

Redeemable preferred                     $471,215            --            --            --            --

Operating leases                         $ 44,436        44,436         7,406            --            --
Employment agreements                    $240,000       240,000       240,000       240,000       240,000
Consulting agreements                    $ 60,000            --            --            --            --

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

ITEM 7: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Reports are contained herein starting on Page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
110 Media Group, Inc.
Orlando, Florida


We have audited the accompanying consolidated balance sheet of 110 Media Group, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 110 Media Group, Inc. and Subsidiary as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, negative cash flows from operations, and losses from inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Bouwhuis, Morrill & Company, LLC
Layton, Utah
April 15, 2006

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                                      CONSOLIDATED BALANCE SHEET

                                                               December 31, 2005
--------------------------------------------------------------------------------

                                       ASSETS
CURRENT ASSETS
Cash                                                                               $   141,764
Prepaid expenses and other current assets                                               17,340
                                                                                   -----------

Total Current Assets                                                                   159,104

PROPERTY AND EQUIPMENT, Net                                                            440,615



TOTAL ASSETS                                                                       $   599,719
                                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Convertible debentures                                                             $   125,000
Accounts payable and accrued expenses                                                  501,207
Notes payable to Global Reach - current portion                                         52,275
Due to stockholders and affiliates                                                   2,443,830
                                                                                   -----------

TOTAL CURRENT LIABILITIES                                                            3,122,312


REDEEMABLE PREFERRED STOCK
    $.001 par value; 450,000 shares authorized
       Series AA Cumulative Convertible - 438,000 shares issued and outstanding, with rights to a cumulative 7% dividend liquidation preferences of
      $438,000, inclusive of accrued
       preferred dividend of $33,215                                                   471,215
                                                                                   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock - $0.001 par value; 100,000,000 shares
authorized; 14,269,199 shares issued and outstanding                                    14,269
Treasury stock (33,333 shares @$1.05)                                                  (35,000)
Stock subscription receivable                                                         (106,000)
Unearned compensation                                                                 (187,500)
   Additional paid in capital                                                        6,883,074
   Accumulated deficit                                                              (9,562,651)
                                                                                   -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                                      (2,993,808)
                                                                                   -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                                           $   599,719
                                                                                   ===========

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                   For the Years Ended
                                                       December 31,
                                                   2005            2004
                                              ----------------------------

REVENUE                                       $    163,233    $     30,234
-------------------------------------------   ------------    ------------

COSTS AND EXPENSES
 Cost of revenue                                    84,345          27,584
 Compensatory element of stock transactions        305,342         418,709
 Depreciation and amortization                     169,682          30,293
 Selling and administrative expenses             1,030,920         869,010
                                              ------------    ------------

      TOTAL COSTS AND EXPENSES                   1,590,289       1,345,596
                                              ------------    ------------

      OPERATING LOSS                            (1,427,056)     (1,315,362)
                                              ------------    ------------

OTHER EXPENSES
 Interest                                          200,144         729,752
 Impairment loss of video library and
  database license                                      --          98,750
 Loss on sale of subsidiary                        210,256              --
                                              ------------    ------------

      NET LOSS                                $ (1,837,456)   $ (2,143,864)
                                              ============    ============

      Preferred Dividend Series AA            $     30,660    $      2,555
                                              ------------    ------------

      Net loss applicable to common
      shareholders                            $ (1,868,116)   $ (2,146,419)
                                              ============    ============

Basic and Diluted Net Loss Per Share          $      (0.16)   $      (0.38)
                                              ============    ============

Weighted Average Number of Common
 Shares Outstanding - Basic and Diluted         11,477,151       5,716,078
                                              ============    ============

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                                      For the Years Ended
                                                          December 31,
                                                      2005            2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $(1,868,116)    $(2,146,419)
                                                  -----------     -----------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
Amortization of deferred financing costs                   --          76,000
Amortization of deferred debt discount                     --         527,100
 Loss on sale of subsidiary                           210,256              --
 Loss on impairment of intangible assets                   --          98,750
Deferred preferred dividend                            30,660           2,555
Depreciation and amortization                         169,682          30,293
Compensatory element of stock transactions            305,341         418,708
Changes in operating assets and liabilities:
   Video library                                           --          (9,720)
Prepaid expenses and other current assets             (48,159)        (18,372)
Accrued accounts receivable                                --             426
Accrued expenses and other current liabilities         50,142         241,876
                                                  -----------     -----------

 TOTAL ADJUSTMENTS                                    717,923       1,367,616
                                                  -----------     -----------

NET CASH USED IN OPERATING
ACTIVITIES                                         (1,150,194)       (778,803)
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment                       (114,337)         (6,203)
 Purchase of Web 1000 intangible assets               (16,000)       (100,000)
Cash received in recapitalization                      12,058              --
                                                  -----------     -----------

NET CASH USED IN
INVESTING ACTIVITIES                                 (118,279)       (106,203)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder                  1,168,954         272,131
Proceeds from escrow                                  105,500        (105,500)
Proceeds from sale of preferred stock                      --         438,000
Repayment of loans from shareholder                        --          (6,070)
Offering costs                                             --          (7,500)
Proceeds from sale of common stock                    197,000              --
Repayment of debt to former officers                  (34,422)             --
Repayment of principal on debt                        (47,725)             --
                                                  -----------     -----------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                              $ 1,389,307     $   591,061
                                                  -----------     -----------

                                            110 MEDIA GROUP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

                                                               For the Years Ending
                                                                   December 31,
                                                                2005         2004
                                                             ----------------------

     NET (DECREASE) INCREASE  IN CASH                        $ 120,834    $(293,945)

CASH - Beginning                                                20,930      314,875
                                                             ---------    ---------

CASH - Ending                                                $ 141,764    $  20,930
                                                             =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the years for:
  Interest                                                   $      --   $     853
 Taxes                                                       $     455   $   1,880

 Non-cash investing and financing activities:

 Repayment of debt through issuance of common stock             75,000     790,037
 Conversion of accrued liabilities                              34,422      22,230
 Purchase of database license through a reduction
     in related party receivable                                    --      45,567
 Issuance of common stock in connection with
     employment agreements                                      24,000          --
 Issuance of common stock in connection with
     purchase of WEB 1000 intangible assets                         --     200,000
 Issuance of notes in connection with WEB 1000
     intangible assets                                              --     100,000
 Issuance of common stock in connection for                         --
     consulting services                                        20,000     263,694
 Notes payable issued for services rendered                         --     200,000
 Accounts payable converted to note payable                         --      40,000
  Common stock issued for stock subscription receivable        106,000      25,000
 Loan payable converted to contributed capital                   5,000     129,614
  Note payable issued to acquire fixed assets                       --       6,978

                                             110 Media Group, Inc and Subsidiary
                                (Formerly Known as Dominix, Inc. and Subsidiary)
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  For The Years Ended December 31, 2005 and 2004


                                                         Preferred Series A Stock           Preferred Series B Stock    Common Stock
                                                         ------------------------           ------------------------    ------------
                                                         Shares            Amount             Shares          Amount       Shares
                                                         ------            ------             ------          ------       ------

Balance, December 31, 2003                             3,439,999          $ 3,440             82,167           $ 82        5,567,993

Conversion of Series A preferred stock                (3,439,999)          (3,440)                 -              -                -

Conversion of Series B preferred stock                         -                -            (82,167)           (82)               -

Common stock issued for debt at $0.76
 per share in May 2004                                         -                -                  -              -           75,263

Common stock issued for cash at $0.64
 per share in June 2004                                        -                -                  -              -           78,507

Common stock issued for cash at $0.08
 per share in November 2004                                    -                -                  -              -          654,227

Common stock issued for stock
 subscription receivable at $0.25 per
 share in December 2004                                        -                -                  -              -           98,134

Common stock issued for services
 rendered at $0.25 per share in
 December 2004                                                 -                -                  -              -        1,035,092

Loans payable converted to contributed
 capital due to separation and recission
 agreements                                                    -                -                  -              -                -

Change in unearned compensation                                -                -                  -              -                -

Series AA preferred stock dividend                             -                -                  -              -                -

Net loss for the year ended
 December 31, 2004                                             -                -                  -              -                -
                                                    -------------    -------------      -------------  -------------   -------------

Balance, December 31, 2004                                     -                -                  -              -        7,509,216

Proceeds from stock subscriptions
 receivable                                                    -                -                  -              -                -

Common stock issued for cash at $0.25
 per share in January 2005                                     -                -                  -              -          981,340

Common stock issued for debt at $0.76
 per share in February 2005                                    -                -                  -              -           61,759

Common stock issued for debt at $3.72
 per share in September 2005                                   -                -                  -              -           31,403

Common stock issued for debt at $0.24
 per share in September 2005                                   -                -                  -              -        2,858,728

Gain on forgiveness of related party debt                      -                -                  -              -                -

Disposition of Jade Entertainment for
 $35,000 via tender of 33,333 shares
 of common stock                                               -                -                  -              -                -

Recapitalization of Global Portals Online,
 Inc. through reverse merger with
 110 Media, Inc.                                               -                -                  -              -        1,961,399

Common stock issued on subscription
 at $0.35 per share in December 2005                           -                -                  -              -          865,354

Series AA preferred stock dividend                             -                -                  -              -                -

Change in unearned compensation                                -                -                  -              -                -

Net loss for the year ended
 December 31, 2005                                             -                -                  -              -                -
                                                    -------------    -------------      -------------  -------------   -------------

Balance, December 31, 2005                                     -              $ -                  -            $ -       14,269,199
                                                    =============    =============      =============  =============   =============



                                                                         Additional     Stock
                                                             Treasury     Paid-in   Subscriptions    Unearned     Accumulated
                                                Amount        Stock       Capital     Receivable   Compensation      Deficit
                                                ------       --------    ---------- -------------  ------------   -----------

Balance, December 31, 2003                  $     5,568  $        --   $ 4,218,737   $        --   $        --   $  (353,958)

Conversion of Series A preferred stock               --           --         3,039            --            --            --

Conversion of Series B preferred stock               --           --          (374)           --            --            --

Common stock issued for debt at $0.76
 per share in May 2004                               75           --        57,445            --            --            --

Common stock issued for cash at $0.64
 per share in June 2004                              79           --        49,921            --            --            --

Common stock issued for cash at $0.08
 per share in November 2004                         654           --        49,346            --            --            --

Common stock issued for stock
 subscription receivable at $0.25 per
 share in December 2004                              98           --        24,902       (25,000)           --            --

Common stock issued for services
 rendered at $0.25 per share in
 December 2004                                    1,035           --       262,660            --            --            --

Loans payable converted to contributed
 capital due to separation and recission
 agreements                                          --           --       129,164            --            --            --

Change in unearned compensation                      --           --            --            --      (400,986)           --

Series AA preferred stock dividend                   --           --            --            --            --        (2,555)

Net loss for the year ended
 December 31, 2004                                   --           --            --            --            --    (2,143,864)
                                            -----------  -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2004                        7,509           --     4,794,840       (25,000)     (400,986)   (2,500,377)

Proceeds from stock subscriptions
 receivable                                          --           --            --        25,000            --            --

Common stock issued for cash at $0.25
 per share in January 2005                          981           --       249,019            --            --            --

Common stock issued for debt at $0.76
 per share in February 2005                          62           --        47,138            --            --            --

Common stock issued for debt at $3.72
 per share in September 2005                         31           --       116,795            --            --            --

Common stock issued for debt at $0.24
 per share in September 2005                      2,859           --       686,051            --            --            --

Gain on forgiveness of related party debt            --           --     1,135,567            --            --            --

Disposition of Jade Entertainment for
 $35,000 via tender of 33,333 shares
 of common stock                                     --      (35,000)           --            --            --            --

Recapitalization of Global Portals Online,
 Inc. through reverse merger with
 110 Media, Inc.                                  1,961           --      (448,470)           --            --    (5,194,158)

Common stock issued on subscription
 at $0.35 per share in December 2005                865           --       302,135      (106,000)           --            --

Series AA preferred stock dividend                   --           --            --            --            --       (30,660)

Change in unearned compensation                      --           --            --            --       213,486            --

Net loss for the year ended
 December 31, 2005                                   --           --            --            --            --    (1,837,456)
                                            -----------  -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2005                  $    14,269  $   (35,000)  $ 6,883,074   $  (106,000)  $  (187,500)  $(9,562,651)
                                            ===========  ===========   ===========   ===========   ===========   ===========

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Business and Reverse Merger
         ---------------------------

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

      The sales price for Jade was Thirty-five Thousand Dollars ($35,000) and it was paid as follows:

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Business and Reverse Merger - continued
         ---------------------------
      The terms of the transaction were negotiated between current management and its former officers and directors. The Company hired an independent appraiser to determine the fair value of Jade as of June 30, 2005.

      On December 22, 2005, the Company reorganized by entering into a stock purchase agreement with Global Portals Online, Inc. ("Global") whereby the Company issued 11,442,446 shares of its common stock in exchange for all of the outstanding common stock of Global. Immediately prior to executing the stock purchase agreement the Company had 1,961,399 shares of common stock and 438,000 shares of Series AA preferred stock issued and outstanding. The reorganization was accounted for as a recapitalization of Global because the shareholders of Global controlled the Company immediately after the acquisition. Therefore, Global is treated as the acquiring entity. Accordingly there was no adjustment to the carrying value of the assets or liabilities of Global. The Company is the acquiring entity for legal purposes and Global is the surviving entity for accounting purposes.


NOTE 2 - Going Concern and Managements Plans
         -----------------------------------

      The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $9,600,000 from inception of the Company through December 31, 2005, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at December 31, 2005 was $2,993,808 and its current liabilities exceeded its current assets by $2,963,209.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

      The Company's management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds to be able to operate over the next twelve months. As a part of this plan, management is currently in negotiations with their target industries' key players to develop additional business opportunities. In addition, management is exploring options in order to raise additional operating capital through debt and/or equity financing. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies
         ------------------------------------------

      This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant:

      a. Accounting Method

      The Company recognizes income and expenses based on the accrual method of accounting. Accordingly, revenues are recognized when earned and expenses are recognized when incurred. The Company has elected a December 31 year-end.

      b. Cash and Cash Equivalents

      Cash equivalents are generally comprised of certain highly liquid investments with original maturities of less than three months.

      c. Use of Estimates in the Preparation of Consolidated Financial
      Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      d. Revenue Recognition Policy

      Revenue recognized through December 31, 2005 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued
         ------------------------------------------
      entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

      e. Allowance for Doubtful Accounts

      Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of December 31, 2005, the allowance for doubtful accounts was $-0-. Bad debt expense was $-0- for the years ended December 31, 2005 and 2004.


      f. Basic Net Loss per Share of Common Stock

      In accordance with Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is based on the weighted average number of common shares and common share equivalents outstanding during the periods presented. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.

                                                                         December 31,
                                                                             2005               2004
                                                                     -----------------  -----------------
      Net loss (numerator)                                           $      (1,868,116) $      (2,146,419)
      Weighted average shares outstanding (denominator)                     11,477,151          5,716,078
                                                                      ----------------  -----------------
      Net loss per share amount                                      $           (0.16) $           (0.38)
                                                                     =================  =================

            Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                   No. of Shares
                                                                   -------------
           Convertible debentures (assumed conversion at $.15)            61,905
           Warrants to purchase common stock - finders                     1,750
           Warrants to purchase common stock - debentures                 33,542

           Warrants issued to consultant                                  16,667
           Series AA 7% Convertible Preferred Stock (and
             Cumulative dividends (assumed conversion at $.15)           146,852
                                                                       ---------

                 Total as of December 31, 2005                          260,716
                                                                       =========

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued
         ------------------------------------------


      g. Recent Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 led to mezzanine presentation of the Series AA preferred stock in the financial statements of the Company.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Summary of Significant Accounting Policies, continued
         ------------------------------------------
      entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the financial statements of the Company.

      h. Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2005.

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

      i. Advertising Costs

      Advertising costs are expensed as incurred. For the years ended December 31, 2005 and 2004 advertising expenses were $33,836 and $7,054, respectively.

      j. Principles of Consolidation

      The consolidated financial statements include the accounts of 110 Media Group, Inc. and its wholly-owned subsidiary Global Portals Online, Inc. from the date of the merger and the operations of Jade Entertainment Group, Inc. from January 1, 2005 through the date of its disposition. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Stock-Based Compensation
            ----------------------------------
      The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

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

                                                              For the Year
                                                                  Ended
                                                              December 31,
                                                    ----------------------------
                                                          2005           2004
                                                    -------------  -------------

  Net loss applicable to common stockholders,
    As reported                                     $ (1,868,116)  $ (2,146,419)

  Add:  stock-based employee compensation
          expense included in reported net loss
          applicable to common stockholders              305,341        115,300

  Less:  total stock-based employee
            compensation expense determined
            under the fair value-based method of
            all awards                                  (305,341)      (115,300)
                                                    ------------   ------------
  Proforma Net Loss Applicable to Common
    Stockholders                                    $ (1,868,116)  $ (2,146,419)
                                                    ============   ============
Weighted Average Number of Common
      Shares Outstanding - Basic and Diluted          11,477,151      5,716,078
                                                    ===========================

Basic and Diluted Net Loss Applicable to
  Common Stockholders:
    As reported                                     $      (0.16)  $      (0.38)
                                                    ============   ============
    Proforma                                        $      (0.16)  $      (0.38)
                                                    ============   ============

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - Property and Equipment, Net
         ----------------------

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. When assets are disposed of, the cost and accumulated depreciation (net book value of the assets) are eliminated and any resultant gain or loss reflected accordingly. Betterments and improvements are capitalized over their estimated useful lives whereas repairs and maintenance expenditures on the assets are charged to expense as incurred.

      Property and equipment consists of the following at December 31, 2005:

      Computer equipment                                          $311,995
      Office equipment                                               2,611
      Websites                                                     431,000
                                                                   -------
      Total                                                        745,606

      Less: accumulated depreciation                              (304,991)
                                                                   -------

      Property and Equipment, Net                                  440,615
                                                                   =======

      Depreciation and amortization expense for the period ended December 31, 2005 and 2004 was $169,682 and $30,293, respectively.


      NOTE 6 - Information Technology Agreement
               --------------------------------
      On January 28, 2005 the Company signed an agreement with WalkerTek Internet Services, Inc. to provide hosting and development services for the Web1000 asset. The agreement is to provide equipment, hosting and software development. The project will be implemented in three phases. Costs associated with each phase are as follows; Phase I, relocating Web1000 $18,500, new hardware $36,000. Phase II, programming and development $211,500, Phase III $ 18,750. The project is anticipated to take 12 months to complete.

      Upon the signing of the Global Portals Agreement (see note 11), this agreement was terminated.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - Convertible Debentures
         ----------------------

      Convertible debentures at December 31, 2005 consist of the following:

      a. Convertible debenture, due on demand, bearing interest at 8% per annum.
      The debenture contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest
      expense by Dominix in prior years.                                             $   100,000

      b. Convertible debenture, due on demand, bearing interest at 13% per annum. The debentures contain a provision for conversion, at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest
      expense in prior years.                                                             25,000

      c. On July 1, 2005 a convertible promissory note holder, Michael Gunther, assigned his $5,000 convertible promissory note from 110 Media Group, Inc.
      to Vanguard Capital LLC and Blue Ridge Services. Blue Ridge Services in
      turn assigned its portion of the note to Spidey Consultants. On August 9,
      2005, Vanguard Capital LLC and Spidey Consultants converted the note, plus accrued interest of approximately $2,505 into an aggregate of 60,000
      post-split shares of the Company's common stock.                                       -0-
                                                                                     -----------
                                         Total convertible debentures                    125,000
                                         Less:  current portion                          125,000
                         Long-Term Debt, Net of Current Portion                              -0-
                                                                                     -----------
                                                                                     $        --
                                                                                     ===========

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - Notes Payable to Stockholders
         -----------------------------
      As of June 30, 2005 Raymond Barton, CEO and Timothy Schmidt, President advanced the Company $29,566 and $34,566, respectively, for working capital purposes, evidenced by secured promissory notes. The notes bear interest at 8% per annum. On August 17, 2005 by Board Resolution, Mr. Barton converted $16,092.83 of his total outstanding note into 107,286 post-split shares and received $16,092.83 in cash to settle the remaining debt which included accrued interest. Mr. Schmidt converted $18,329.26 into 122,195 post-split shares and received $18,329.83 in cash to settle the remaining debt which included accrued interest.

      As of December 31, 2005, a stockholder, Steven Horowitz, advanced the Company $1,146,016 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due July 31, 2005. Mr. Horowitz extended the notes 270 days.

      On December 5, 2004, the Company acquired certain intangible assets, primarily URL's from Global Reach, Inc. including a website known as Web1000.com along with certain other intangible assets related to that website. The Company signed a note for $100,000 at 6% per annum, payable over 12 months beginning January 1, 2005. In March 2005 Global extended payments until June 2006. At December 31, 2005 the company had an outstanding principal balance of $52,275.

      As of December 31, 2005 William Mobley, Chairman of the Board and Andre Ford, President advanced the Company $744,006 and $263,503, respectively. Interest at 6% per annum and due in full January 2007.

      As of December 31, 2005 two stockholders advanced the Company $37,000 and $8,750, respectively. Interest at 6% per annum and due in full January 2007 and on demand, respectively.

      As of December 31, 2005 related company advanced the Company $244,556. Interest at 6% per annum and due in full January 2007.

      Accrued interest as of December 31, 2005 on these notes amounted to $398,622 and is included in accounts payable and accrued expenses. (see
      Note 9)

NOTE 9 - Accounts Payable and Accrued Expenses
         ----------------------------------------
      Accounts payable and accrued expenses at December 31, 2005 consist of the following:

           Interest                                                     $398,622
           Professional fees                                              28,500
           Accrued Compensation                                           10,662
           Other                                                          63,423
                                                                        --------

                                                                        $501,207
                                                                        ========

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - Stockholders' Deficiency
          -------------------------


      Stock Based Compensation
      ------------------------
      On February 18, 2005, in connection with its 2003 Equity Incentive Plan, the Company issued 14,668 post-split shares of its common stock to several individuals for services valued at $44,000.

      On July 12, 2005, the Company entered into a Management Services Agreement (the "Agreement") with Personal Portals Online, Inc. ("Personal Portals"). The term of the Agreement is for twenty-four (24) months commencing as of July 1, 2005. The agreement called for the issuance of 200,000 post-split shares of the Company's common stock (see note 10)valued at $330,000. It has been recorded in unearned consulting fees and is being amortized over the life of the agreement. Unearned consulting fees at December 31, 2005 amounted to $254,375.00.

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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


      Reverse Split
      -------------
      On October 4, 2005 the Company effected a 1 for 15 reverse stock split with respect to all common shares outstanding held of record as of the close of business on July 15, 2005. All references to shares issued and outstanding in the consolidated financial statements have been retroactively restated to reflect the effects of the reverse stock split.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies
          -----------------------------

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

      In August 2004 the Company assumed a lease for corporate headquarters held by a related party. On August 19, 2005, this lease was assumed by Jade Entertainment Group per the agreement.

      As of December 31, 2005, the Company owed $436 under a computer equipment lease obligation. Final payment of the lease was made in January 2006.


      Employment Agreements
      ---------------------
      The Company had employment contracts with three key employees through February 2008, which were amended on February 15, 2005. On August 19, 2005 these agreements were terminated in connection with the disposition of the wholly owned subsidiary.

      Additional Employment Agreements
      --------------------------------
      On October 5, 2004 the Company entered into an employment agreement with Mark Figula. The term of the agreement is for three (3) years commensing on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development. During the term of the agreement, the Company shall pay Mr. Figula an annual salary of $150,000. Mr. Figula shall also be entitled to a quarterly bonus equal to 10% of the Company's net operating income for any fiscal quarter. Such bonus shall be increased to 15% in the event the Company achieves net quarterly operating income in excess of $250,000 for any fiscal quarter. Pursuant to the Agreement, the Company issued to Mr. Figula 166,667 post-split shares of its common stock valued at $375,000. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and the Company, or (iii) by the Company for cause (as defined in the Agreement).

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies, continued
          ------------------------------

      Additional Employment Agreements - continued
      --------------------------------
      Shares post-split subject to cancellation:

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

      On December 22, 2005 the Company entered into an employment agreement with William Mobley. The term of the agreement is for five (5) years commensing on December 22, 2005. Mr. Mobley will serve as the Company's Chairman of the Board. During the term of the agreement, the Company shall pay Mr. Mobley an annual salary of $120,000 with adjustments governed by the Consumer Price Index and determined by the Company's certified public accountants. Mr. Mobley shall also be entitled to a performance bonus to be determined by the Board of Directors.

      On December 22, 2005 the Company entered into an employment agreement with Andre Forde. The term of the agreement is for five (5) years commensing on December 22, 2005. Mr. Ford will serve as the Company's President. During the term of the agreement, the Company shall pay Mr. Forde an annual salary of $120,000 with adjustments governed by the Consumer Price Index and determined by the Company's certified public accountants. Mr. Mobley shall also be entitled to a performance bonus to be determined by the Board of Directors.

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - Commitments and Contingencies, continued
          ------------------------------

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

      During the term of Agreement, Personal Portals will have primary responsibility for the management, redesign and redevelopment of the


      Company's web traffic operations and technology, finance and accounting.

      Pursuant to the Agreement, the Company will issue to Personal Portals 200,000 post-split shares of its common stock. Personal Portals will also be paid a fee of Five Percent (5%) of the net monthly revenues of the Company's business. In addition, Personal Portals will be reimbursed for all reasonable and approved out-of-pocket expenses incurred by in the performance of the services under the Agreement.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12 - Subsequent Events
          ------------------------------

      On January 2, 2006 the Company entered into a consulting agreement with Cioffi Business Management Services "CBMS". The consulting agreement is for an initial term of six (6) months. The Company has agreed to compensate CBMS $30,000 as well as issue the consultant 30,000 shares of its common stock for the initial six (6) month term. During the term of the consulting agreement, the principal shareholder of the consultant, Mr. Darren J. Cioffi, will act as the Company's Chief Financial Officer.

NOTE 13 - PROFORMA FINANCIAL INFORMATION

      The accompanying unaudited condensed combined pro forma statement of operations for the year ended December 31, 2005 is presented as though the acquisition had taken place on January 1, 2005.

      The unaudited condensed combined pro forma statement of operations was derived by adjusting 110 Media Group, Inc.'s historical financial statements for the acquisition of Global. The unaudited condensed combined pro forma statement of operations is provided for informational purposes only and should not be construed to be indicative of the combined Company's results of operations had the transaction been consummated on the date indicated and do not project it's results of operations for any future period.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                 110 MEDIA, INC.
               PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                   12/31/2005

                                                         110 Media            Jade      Global Portals      Proforma        Combined
                                                         Group, Inc.     Entertainment    Online, Inc.     Adjustments       Totals
                                                   ---------------------------------------------------------------------------------
Revenue                                                   (127,923)         (35,310)        (275,412)              -       (438,645)
                                                   ---------------------------------------------------------------------------------

Costs and Expenses
Cost of revenue                                             84,003              342                -               -         84,345
Compensatory element of stock transactions                 305,341                -                -               -        305,341
Depreciation and amortization                              167,893            1,789           38,849               -        208,531
Selling, general and administrative                      1,004,007           26,914          566,769               -      1,597,690
                                                   ---------------------------------------------------------------------------------
             Total Operating Expenses                    1,561,244           29,045          605,618               -      2,195,907
                                                   ---------------------------------------------------------------------------------

Other Income (Expenses):
Interest expense                                           200,144                -          256,591               -        456,735
Loss on sale of subsidiary                                 210,256                -                -               -        210,256
                                                   ---------------------------------------------------------------------------------
          Total Other Income (Expenses)                    410,400                -          256,591               -        666,991
                                                   ---------------------------------------------------------------------------------

Income Tax Expense                                               -                -                -               -              -
                                                   ---------------------------------------------------------------------------------

Preferred Stock Dividend                                    30,660                -                -               -         30,660
                                                   ---------------------------------------------------------------------------------

NET (INCOME) LOSS                                        1,874,381           (6,265)         586,797               -      2,454,913
                                                   =================================================================================

Proforma Basic and Diluted Net Loss Per Share                                                                               $ (0.22)
                                                                                                                     ===============

Weighted Average Number of Common Shares
 Outstanding - Basic and Diluted                                                                                         11,477,151
                                                                                                                     ===============

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      On April 18, 2005, based upon the recommendation of and approval by our audit committee and the board of directors, we dismissed Marcum & Kliegman LLP ("M&K") as our independent auditor and engaged Wolinetz & Lafazan & Co. to serve as our independent auditor for the fiscal year ending December 31, 2005.

      M&K's reports on our consolidated financial statements for each of the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. However, M&K's reports each contained an explanatory paragraph about our ability to continue as a going concern.

      During the years ended December 31, 2004 and 2003 and through April 18, 2005 there were no disagreements with M&K on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to M&K's satisfaction, would have caused them to make references to the subject matter in connection with their reports of our consolidated financial statements for such years. In addition, we believe there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B except for material weaknesses in our system of internal controls communicated to us by M&K as disclosed in Item 8A on our 2004 10-KSB filed on April 15, 2005.

      On February 16, 2006, based upon the recommendation of and approval by our board of directors we dismissed Wolinetz & Lafazan & Co. ("W&L") as our independent auditor and engaged Bouwhuis, Morrill & Company to serve as our independent auditor for the fiscal year ending December 31, 2005.

      We hired W&L on April 18, 2005 to be our auditors for the fiscal year ending December 31, 2005, but as a result of the acquisition on December 22, 2005 of Global Portals Online, Inc. and the resulting change of control, our new board decided to utilize the services of Bouwhuis Morrill & Company to serve as our auditors for the fiscal year ending December 31 2005. Accordingly, W&L never reported on our financial statements, but did review our unaudited statements included in our Form 10-QSB filed during the time of their engagement.

      From April 18, 2005 through February 16, 2006, there were no disagreements with W&L on any matter of accounting principal or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to W&L's satisfaction would have caused them to make references to the subject matter in connection with their report. In addition, we believe there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B except for material weaknesses in our system of internal controls communicated to us by M&K as disclosed in item 8A in our 2004 10-KSB filed on April 15, 2005.

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

Our board of directors were advised by Marcum & Kliegman, LLP, who then served as our independent registered public accounting firm, that during their performance of audit procedures for 2004 and review procedures related to 110 Media Group, Inc.'s unaudited interim financial statements for the quarter ended September 30, 2004 Marcum & Kliegman LLP identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting as follows:

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

      o We have continued our internal control review process to remediate the internal control material weaknesses identified above by Marcum & Kliegman LLP.

Other than the material weaknesses discussed above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affects our control environment.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of 110 Media Group, Inc.'s financial statements as of and for the year ending December 31, 2007 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the
Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 9 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after December 31, 2005.

      Information concerning executive officers is set forth in Item 1 above.

ITEM 10. EXECUTIVE COMPENSATION

      In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 12 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after December 31, 2005.

ITEM 13. EXHIBITS

      (a) The following exhibits are filed as part of this report:

            2.1 Stock Purchase Agreement, dated as of August 19, 2005 by and between the Company and Raymond Barton and Timothy Schmidt (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated August 19, 2005)

            2.2 Assignment and Assumption dated August 19, 2005 by and between the Company, Jade Entertainment Group, Inc., Timothy Schmidt and Raymond Barton (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K dated August 19, 2005)

            2.3 Agreement and Plan of Share Exchange dated as of December 1, 2005 by and between the Company and Global Portals Online, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22, 2005)

            3.1 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 21, 2005 (filed herewith)

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

            10.1 Consulting Agreement dated September 16, 2004 between the Company and Cioffi Business Management Services (Incorporated by reference to Exhibit 99.1 to the September 12, 2004 Form 8-K)

            10.2 Employment Agreement dated October 5, 2004 between the Company and Mark Figula (Incorporated by reference to Exhibit 99.2 to the October 5, 2004 Form 8-K)

            10.3 Asset Purchase Agreement dated December 5, 2004 between the Company and Global Reach, Inc. (Incorporated by reference to
                  Exhibit 10.1 to the December 5, 2004 Form 8-K)

            10.4 Promissory Note in the principal amount of $50,000 (Incorporated by reference to Exhibit 10.2 to the December 5, 2004 Form 8-K)

            10.5 Promissory Note in the principal amount of $100,000 (Incorporated by reference to Exhibit 10.2 to the December 5, 2004 Form 8-K)

      10.6 Consulting Agreement dated February 8, 2005 between the Company and Cioffi Business Management Services (Incorporated by reference to
            Exhibit 10.13 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004)

      10.7 Amendment to $100,000 6% Promissory Note issued to Global Reach, Inc. dated April 13, 2005. (Incorporated by reference to Exhibit
            10.14 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2004)

      10.8 Management Services Agreement between the Company and Global Portals, Inc. (formerly Personal Portals Online, Inc.) dated as of July 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated July 12, 2005)

      10.9 Severance Agreement and Release of Raymond Barton dated August 19, 2005 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated August 19, 2005)

      10.10 Severance Agreement and Release of Timothy Schmidt dated August 19, 2005 (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated August 19, 2005)

      10.11 Severance Agreement and Release of Michael Barton dated August 19, 2005 (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K dated August 19, 2005)

      10.12 Employment Agreement dated December 20, 2005 by and between the Company and William A. Mobley, Jr. (Incorporated by reference to
            Exhibit 10.2 to the Company's Form 8-K dated December 22, 2005)

      10.13 Employment Agreement dated December 20, 2005 by and the Company and Andre L. Forde (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated December 22, 2005)

      14.1  Code of Business Conduct and Ethics (Incorporated by reference to
            Exhibit 14.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003)

      14.2 Code of Ethics for Financial Executives (Incorporated by reference to Exhibit 14.2 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003)

      16.1 Letter from Marcum & Kliegman LLP to the Securities and Exchange Commission dated April 25, 2005 (Incorporated by reference to
            Exhibit 16.1 to the Company's Form 8-K dated April 18, 2004)

      16.2 Letter from Wolinetz & Lafazan & Co. to the Securities and Exchange Commission dated March 31, 2006. (Incorporated by reference to
            Exhibit 16.1 to the Company's Form 8-K dated March 29, 2006)

      21    Subsidiaries of the Registrant (filed herewith)

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

      31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

      32.1  Certification of Chief Executive Officer of pursuant to 18 U.S.C. -
            Section 1350.

      32.2  Certification of Chief Financial Officer of pursuant to 18 U.S.C. -
            Section 1350.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed and unbilled for the fiscal years ended December 31, 2004 and 2005 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $77,500 and $40,000, respectively.

Audit-Related Fees

      There were no audit-related fees for the fiscal years ended December 31, 2004 and 2005 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

      There aggregate fees billed for the fiscal years ended December 31, 2004 and 2005 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $8,000 and $5,200, respectively.

Approval of Non-audit Services and Fees

      We did not have an audit committee during fiscal 2005 or 2004 and did not have any independent directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April ___, 2006                  110 MEDIA GROUP, INC.


                                        By: /s/ William A. Mobley, Jr.
                                            ------------------------------------
                                            William A. Mobley, Jr.
                                            Chief Executive Officer and Chairman


                                        By: /s/ Darren Cioffi
                                            ------------------------------------
                                            Darren Cioffi
                                            Chief Financial Officer