Form 10KSB/A
period 2005-12-31
110 MEDIA GROUP, INC.
filed 2006-05-02
CIK 824104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                     For the fiscal year ended December 31, 2005
                                                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


   Securities registered under
Section 12(b) of the Exchange Act:

        Title of each class            Name of each exchange on which registered

               None
----------------------------------     -----------------------------------------

----------------------------------     -----------------------------------------

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                Explanatory Note

      110 Media Group, Inc (the "Company") is filing this Form 10-K/A to amend
Part III, Items 10, 11, 12, 13 and 14 of the Form 10-KSB for the fiscal year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the "SEC") on April 19, 2006 (the "Form 10-K"), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the cover page and the list of exhibits of the Form 10-KSB have been updated and amended.

      As a result of this amendment, the Company is also filing as exhibits to this Form 10-KSB/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

      Except for the amendments described above, this Form 10-KSB/A does not modify or update the disclosures in, or exhibits to, the Form 10-KSB.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Each director shall be elected or the term of one year and until his successor is elected and qualified, or until his earlier resignation, death, or removal. There are currently two vacancies on the board which may be filled by the sole director or by vote of the company's shareholders. Officers of the Company serve at the discretion of the Board of Directors. As of March 31, 2006, our executive officers and directors are as follows:

Name                   Age     Position                      Appointed
----                   ---     --------                      ---------

William Mobley         43      Chairman and
                               Chief Executive Officer       December  22, 2005
Andre Ford             36      President                     December  22, 2005
Darren Cioffi          40      Chief Financial Officer       September 16, 2004

WILLIAM MOBLEY

William Mobley, currently Chief Executive Officer, and Chairman of the Board. William Mobley founded and has served as the Chairman of the Board and Chief Executive Officer of Global Portals Online, Inc. since 2001. Mr. Mobley is also the founder, Chairman of the Board and Chief Executive Officer of Nextelligence, Inc., a privately held company, which provides various levels of assistance to dynamic Internet entrepreneurs. Nextelligence transforms these entrepreneurs' concepts into successful enterprises.

Mr. Mobley previously founded and served as the Chairman of MegaMedia Networks, Inc., an Internet broadcasting and distribution company that delivered popular music, sports and entertainment through its online portal, MegaChannels.com. Mr. Mobley also founded and served as President of World Commerce Online, Inc. from 1994-1999, a recognized leader in e-commerce business-to-business and industry based solutions.

ANDRE FORDE

Andre Forde, President of 110 Media Group, Inc. Andre Forde currently serves as Director and President of Global Portals Online, Inc. formerly Personal Portals Online, Inc. He conceived the idea of Personal Portals in December 1999 upon departure from ImageCafe www.imagecafe.com (acquired by Network Solutions, Inc., a VeriSign, Inc. company in Nov. 1999 for $25M.) where he was the Founder and visionary of that company. Forde sought William Mobley's interest to partner on Personal Portals Online, compounded by a need to develop a more extensive "consumer version" of Image Cafe and together founded Personal Portals Online, Inc. in April 2000.

Prior to Image Cafe, Forde worked with Mobley on commercial designs for World Commerce Online and various other brand organizations. Forde has been in the technology industry since 1988 developing interactive multimedia applications for IBM, AT&T, MCI, NASA, and various other Fortune 500 companies.

Forde attended Morgan State University in Baltimore and was sponsored by NASA to study Electrical Engineering, but found the profession didn't allow him to be artistically creative. He changed his major to Mass Communications so he could hone his abilities in interactive design and communications, and balanced his creative abilities with a minor in Physics and Math.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for our officers and directors and a Code of Ethics for Financial Executives that applies to all of our executive officers, directors and financial executives. Copies of these codes we filed as exhibits to our Form 10-KSB report for the year ended December 31, 2003.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005 all Section 16(a) filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Meetings

During the fiscal year ended December 31, 2005, the board met informally 5 times and all directors attended the meeting. The board also took action by written consent.

Report of the Audit Committee

Our Audit Committee currently has only one member, William Mobley, CEO and or sole director.

The Audit Committee serves in an oversight capacity and is not intended to be part of the Company's operational or managerial decision-making process. Management is responsible for preparing the consolidated financial statements, and its independent auditors are responsible for auditing those statements. The Audit Committee's principal purpose is to monitor these processes.

In this context, our director met and held discussions with our Chief Financial Officer and the independent auditors. The CFO represented to the director that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis. They also discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication With Audit Committees), as amended.

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

Based on the reviews and discussions referred to above, they have recommended to the Board, and the Board has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

Member of the Audit Committee

William Mobley

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2003, 2004 and 2005. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.




SUMMARY COMPENSATION TABLE


                                                                                                    Long Term
                                                                                                    Compensation
                                                                                                    ------------
                                           Annual Compensation
                                           -------------------                                      Options/SARS
                                           Fiscal Year Ended                                        ------------
Name and Principal Position                December 31            Salary ($)        Bonus ($)       (#)
---------------------------                -----------            ----------        ---------       ---

Raymond Barton (1)                         2005                   $ 59,038          $ 14,400            -0-
Chief Executive Officer                    2004                   $ 63,938          $ 10,500            -0-
                                           2003                   $  5,769          $      0            -0-

William Mobley(2)                          2005                   $ 63,938          $ 10,500            -0-
Chief executive Officer                    2004                   $  5,769          $      0            -0-
                                           2003                   $      0          $      0            -0-

Darren Cioffi (3)                          2005                   $ 65,000          $ 20,000            -0-
Chief Financial Officer                    2004                   $ 17,500          $ 10,000            -0-
                                           2003                   $      0          $      0            -0-

Andre Ford (4)                             2005                   $  2,630          $      0            -0-
President                                  2004                   $      0          $      0            -0-
                                           2003                   $      0          $      0            -0-

(1) Mr. Barton resigned as the Company's Chief Executive Officer on August 19, 2005.
(2)   Mr. Mobley became the Company's Chief Executive Officer on December 22,
      2005.
(3)   Mr. Cioffi became the Company's Chief Financial Officer on September 16,
      2004.
(4)   Mr. Ford became the Company's President on December 22, 2005.

Employment Agreements

On February 15, 2005, the Company entered into an amended employment with Raymond Barton, the Company's then CEO and Chairman. Mr. Barton's amended agreement is for an initial period of three years, ending on February 15, 2008. The agreement is automatically extended for up to two additional twelve month terms unless either party gives the other 60 days prior notice that it elects not to extend the agreement. Under the Agreement, Mr. Barton receives a base salary of $95,000 per year. In addition to his base salary, Mr. Barton is entitled to a quarterly bonus of 20% of the Company's revenues, to a maximum of $20,000 per quarter. Mr. Barton also received as a signing bonus 40,000 shares of the Company's common stock. These shares were issued pursuant to the Company's 2003 Equity Incentive Plan. Mr. Barton is also entitled to participate in any management bonus plan and entitled to such benefits, health insurance and vacations which are to be provided to other senior executives of the Company. As part of the agreement, Mr. Barton has agreed to not disclose material information of the Company, agreed not to compete with us, not to solicit our employees and to protect our confidential information. On August 19, 2005 these agreements were terminated in connection with the disposition of the wholly owned subsidiary.

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

On October 2005 the Company terminated the employment of Mark Figula for cause. In addition, the Company has notified its transfer agent to place a "stop transfer" on the 166,667 shares of common stock issued to Mr. Figula upon signing his employment agreement.

On December 22, 2005 the Company entered into an employment agreement with William Mobley. The term of the agreement is for five (5) years commencing on December 22, 2005. Mr. Mobley will serve as the Company's Chairman of the Board. During the term of the agreement, the Company shall pay Mr. Mobley an annual salary of $120,000 with adjustments governed by the Consumer Price Index and determined by the Company's certified public accountants. Mr. Mobley shall also be entitled to a performance bonus to be determined by the Board of Directors.

On December 22, 2005 the Company entered into an employment agreement with Andre Forde. The term of the agreement is for five (5) years commencing on December 22, 2005. Mr. Ford will serve as the Company's President. During the term of the agreement, the Company shall pay Mr. Forde an annual salary of $120,000 with adjustments governed by the Consumer Price Index and determined by the Company's certified public accountants. Mr. Mobley shall also be entitled to a performance bonus to be determined by the Board of Directors.

                             OPTION/SAR GRANTS TABLE

                    Option/SAR Grants in the Last Fiscal Year
                                Individual Grants

                                                                     % of Total
                                                                     Options/SARs        Exercise
                                                                     Granted to          or Base
                                 Fiscal        Options/SARs          Employees in        Price          Expiration
Name                             Year           Granted (#)          Fiscal Year         ($/Sh)            Date
----                             ----           -----------          -----------         ------            ----
William Mobley                   2005             -0- (1)                0.0%               $0              --
Chairman of the Board
and Chief Executive Officer

Andre Forde                      2005             -0- (1)                0.0%               $0              --
President

Darren Cioffi                    2005             -0- (1)                0.0%               $0              --
Chief Financial Officer



(1) No options were granted during fiscal year 2005.

                  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE




                                                                                                         Value of
                                                                                   Number of             Unexercised
                                                    Shares                         Unexercised           In-the-Money
                                                    Acquired on                    Options/SARs          Options/SARs at
                                                    Exercise          Value        at FY-End (#)         FY-End ($)(1)
                                     Fiscal         (#)            Realized ($)    Exercisable/          Exercisable/
Name                                 Year           ---                     ---    Unexercisable         Unexercisable
----                                 ----                                          -------------         -------------
William Mobley                       2005             -0-               $0         (E)-0-/(U)-0-         (E)$0 /(U) $0
Chairman of the Board
and Chief Executive Officer

Andre Forde                          2005             -0-               $0         (E)-0-/(U)-0-         (E)$0 /(U) $0
President

Darren Cioffi                        2005             -0-               $0         (E)-0-/(U)-0-         (E)$0 /(U) $0
Chief Financial Officer


(1) There were no outstanding options held by any of our officers or directors during the fiscal year ended December 31, 2005. Based upon the closing price of our common stock of $1.35 per share as reported on the NASDAQ OTC Bulletin Board as of December 31, 2005.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2006, information with respect to the securities holdings of all persons which we, pursuant to filings with the Securities and Exchange Commission, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock. Also set forth in the table is the beneficial ownership of all shares of our outstanding stock, as of such date, of all officers and directors, individually and as a group.

                                    Amount of Beneficial   Percent of Beneficial
                                    Ownership (1)               Ownership (2)
                                    --------------------   ---------------------

Name and Address

Nextelligence, Inc.                 2,858,734 (2)                21.32%
612 East Central Blvd.
Orlando, Florida  32801

Michele Mobley                      2,355,220 (3)                17.57%
11525 Swift Water Circle
Orlando, Florida  32817

Gary D. Lipson                      1,649,954 (4) (5)            12.30%
390 North Orange Avenue
Suite 1500

Orlando, Florida  32801

J.P. Carolan, III                   1,171,660 (5) (6)            8.74%
390 North Orange Avenue
Suite 1500
Orlando, Florida  32801

William A. Mobley, Jr.              5,213,954 (2) (3)            38.89%
100 West Lucerne Circle
Suite 600
Orlando, Florida  32801

Andre L. Forde                      981,342                      7.32%
100 West Lucerne Circle
Suite 600
Orlando, Florida  32801

Darren Cioffi                       38,833                       0.29%
31 West Main Street
Patchogue, NY  17772

All Officers and Directors
as a Group (4 persons)              9,055,743                    67.56%

(1) Based upon 13,403,892 shares of Common Stock issued and outstanding on April 14, 2006.

(2)   William A. Mobley, Jr. is the Chairman of the Board and Chief
Executive Officer of Nextelligence, Inc. and, in such capacities, has the sole authority to the vote all of the shares of Common Stock legally or beneficially owned by Nextelligence, Inc.

(3) William A. Mobley, Jr. and Michelle Mobley own jointly 2,355,220 shares of Common Stock and share the authority to vote such shares of Common Stock.

(4) Gary D. Lipson is the sole manager of an entity which holds 556,801 shares of Common Stock. In such capacity, he has the sole authority to vote all of the shares of Common Stock so held.

(5) Gary D. Lipson and J.P. Carolan, III are managers of two entities which hold an aggregate of 1,093,153 shares of Common Stock. Either of Mr. Lipson or Mr. Carolan acting alone has the authority to vote the shares of Common Stock held by such entities.

(6)   J. P. Carolan, III holds individually 78,507 shares of Common Stock.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NEXTELLIGENCE, INC. William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and the founder, Chairman of the Board and Chief Executive Officer of Global Portals, a wholly-owned subsidiary of the Company, is also the founder, Chairman of the Board and Chief Executive Officer of Nextelligence, Inc. Nextelligence, Inc. is the beneficial owner of 2,858,734 shares of Common Stock, constituting approximately 19.99% of the total number of issued and outstanding shares of Common Stock.

      At September 30, 2005, Global Portals, a wholly-owned subsidiary of the Company, was indebted to Nextelligence, Inc. in the amount of $900,000.00. On that date, Global Portals issued and sold to Nextelligence, Inc. 7,282,720 shares of common stock of Global Portals in exchange for the cancellation of $655,444.80 of such $900,000.00 indebtedness of Global Portals. In connection with the completion of the transactions contemplated by the Agreement and Plan of Share Exchange, these 7,282,720 shares of common stock of Global Portals were exchanged for 2,858,734 shares of Common Stock.

      At December 31, 2005, Global Portals was indebted to Nextelligence, Inc. in the amount of $244,556 (not including accrued interest). This indebtedness bears interest at the rate of 6% per annum, and is secured by a security interest on all of the assets of Global Portals. This indebtedness, together with all interest accrued thereon, is due and payable on January 2, 2007.

      On August 15, 2005, Global Portals and Nextelligence, Inc. entered into a Web Hosting and Reseller Agreement. Pursuant to this agreement, Nextelligence, Inc. markets and sells certain services provided by Global Portals. During 2005, Global Portals nothing was earned by Nextelligence, Inc in commissions for the services marketed and sold by Nextelligence, Inc.

      WILLIAM A. MOBLEY, JR. At December 31, 2005, Global Portals was indebted to William A. Mobley, Jr. in the amount of $744,006 (not including accrued interest). This indebtedness bears interest at the rate of 6% per annum, and is secured by a security interest on all of the assets of Global Portals. This indebtedness, together with all interest accrued thereon, is due and payable on January 2, 2007.

      ANDRE L. FORDE. At December 31, 2005, Global Portals was indebted to Andre
L. Forde in the amount of $263,503 (not including accrued interest). This indebtedness bears interest at the rate of 6% per annum, and is secured by a security interest on all of the assets of Global Portals. This indebtedness, together with all interest accrued thereon, is due and payable on January 2, 2007.

      GLOBALQUEST MEDIA, LLC. William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company and Global Portals, and Andre L. Forde, the President and Chief Operating Officer of the Company and Global Portals, are the founders, controlling equity holders and managers of GlobalQuest Medial, LLC.

      On August 15, 2005, Global Portals and GlobalQuest Media, LLC entered into a Web Hosting and Reseller Agreement. Pursuant to this agreement, GlobalQuest Media, LLC markets and sells certain services provided by Global Portals. During 2005, Global Portals nothing was paid to GlobalQuest Media, LLC in commissions for the services marketed and sold by GlobalQuest Media, LLC.


ITEM 13: EXHIBITS

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

21    Subsidiaries of the Registrant

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1  Certification of Chief Executive Officer of pursuant to 18 U.S.C. -
      Section 1350.*

32.2  Certification of Chief Financial Officer of pursuant to 18 U.S.C. -
      Section 1350.*

*filed herewith

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


Dated:   May ___, 2006                 110 MEDIA GROUP, INC.


                                       By:  /s/ William A. Mobley, Jr.
                                          --------------------------------------
                                            William A. Mobley, Jr.
                                            Chief Executive Officer and Chairman



                                       By:  /s/ Darren Cioffi
                                          --------------------------------------
                                            Darren Cioffi
                                            Chief Financial Officer