Form 10KSB/A
period 2005-12-31
110 MEDIA GROUP, INC.
filed 2006-05-12
CIK 824104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No. 2)
(Mark One)

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

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered

             None
---------------------------------   --------------------------------------------

---------------------------------   --------------------------------------------

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

      State issuer's revenues for its most recent fiscal year. $275,412

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                EXPLANATORY NOTE

      110 Media Group, Inc (the "Company") is filing this Form 10-K/A to amend certain parts of the cover page, Part II Items 6, 7 and 8, and Part III, Item 13 of the Form 10-KSB for the fiscal year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the "SEC") on April 19, 2006 (the "Form 10-K") as amended on May 2, 2006 , to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended. This amendment is being filed to restate financial statements for 2005 and 2004 to better reflect the effects of a reverse acquisition which occurred at the end of 2004.

      Except for the amendments described above, this Form 10-KSB/A does not modify or update the disclosures in, or exhibits to, the Form 10-KSB.

                                     PART II

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

RESULTS OF OPERATIONS -

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Net revenues increased by 383% from $57,028 for the year ended December 31, 2004 to $275,412 for the year ended December 31, 2005. The improvement in revenues was a result of the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Depreciation and amortization decreased from $58,389 for the year ended December 31, 2004 to $38,849 for the year ended December 31, 2005. The decrease is due to assets being fully depreciated in prior periods.

Selling, general and administrative expenses decreased from $829,267 for the year ended December 31, 2004, to $566,769 for the year ended December 31, 2005. The decrease is due to reduction of officer compensation and legal expenses due to the restructuring in accordance with our business plan.

Interest expense decreased from $334,704 in 2004 to $256,591 in 2005. The decrease is due to the restructuring and conversion of debt to equity by certain shareholders.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, our cash totaled $141,764.

Net cash used in operating activities was $339,566 for the year ended December 31, 2005 compared to $247,833 for the year ended December 31, 2004. The increase in cash used relates to the further development of Global Portals.

Net cash provided by Investing activities was $47,230 for the twelve months ended December 31, 2005 compared to net cash used in investing activities of $3,027 for the same period last year. The increase in cash flows from Investing Activities was due to the recapitalization of Global Portals.

Net cash provided from financing activities was $432,924 for the twelve months ended December 31, 2005 as compared to net cash provided in financing activities of $251,976 for the twelve months ended December 31, 2004. The $432,924 represents loans made to the Company by related parties and the sale of common stock of $250,000.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
110 Media Group, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of 110 Media Group, Inc. and Subsidiary as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 110 Media Group, Inc. and Subsidiary as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 13, the accompanying consolidated financial statements have been restated.

Bouwhuis, Morrill & Company, LLC
Layton, Utah
April 15, 2006

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Restated)

                                December 31, 2005
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
Cash                                                               $    141,764
Prepaid expenses and other current assets                                10,336
                                                                   ------------

Total Current Assets                                                    152,100

PROPERTY AND EQUIPMENT, Net                                             440,615
                                                                   ------------

Other Assets                                                              7,004
                                                                   ------------

TOTAL ASSETS                                                       $    599,719
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Convertible debentures                                             $    125,000
Accounts payable and accrued expenses                                   534,437
Notes payable to Global Reach - current portion                          52,275
Due to stockholders and affiliates                                    2,443,830
                                                                   ------------

TOTAL CURRENT LIABILITIES                                             3,155,542

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Redeemable Preferred Stock -
  $.001 par value; 450,000 shares authorized
  Series AA Cumulative Convertible - 438,000 shares issued
  and outstanding, with rights to a cumulative 7% dividend
  liquidation preferences of $438,000                                   438,000
Common stock - $0.001 par value; 100,000,000 shares
authorized; 14,269,199 shares issued and outstanding                     14,269
Treasury stock (33,333 shares @ $1.05)                                  (35,000)
Stock subscription receivable                                          (106,000)
Unearned compensation                                                  (187,500)
   Additional paid in capital                                         5,584,594
   Accumulated deficit                                               (8,264,186)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                       (2,555,823)
                                                                   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                                           $    599,719
                                                                   ============

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Restated)
--------------------------------------------------------------------------------

                                                   For the Years Ended
                                                       December 31,
                                                   2005            2004
                                              ----------------------------

REVENUE                                       $    275,412    $     57,028
-------------------------------------------   ------------    ------------

COSTS AND EXPENSES
 Depreciation and amortization                      38,849          58,389
 Selling and administrative expenses               566,769         829,267
                                              ------------    ------------

      TOTAL COSTS AND EXPENSES                     605,618         887,656
                                              ------------    ------------

      OPERATING LOSS                             (330,206)       (830,628)
                                              ------------    ------------

OTHER INCOME AND(EXPENSES)
 Interest                                        (256,591)       (334,704)

 Gain on settlement of debt                          --            25,000
                                              ------------    ------------

      TOTAL OTHER INCOME AND(EXPENSES)           (256,591)       (309,704)
                                              ------------    ------------

      NET LOSS                                $  (586,797)   $ (1,140,332)
                                              ============    ============

Basic and Diluted Net Loss Per Share          $     (0.05)   $      (0.20)
                                              ============    ============

Weighted Average Number of Common
 Shares Outstanding - Basic and Diluted         11,477,151       5,716,078
                                              ============    ============

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Restated)
--------------------------------------------------------------------------------

                                                         For the Year Ended
                                                            December 31,
                                                        2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (586,797)   $(1,140,332)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                         38,849         58,389
    Common stock issued for services                          --        263,695
    Note payable, related parties, issued for
     services rendered                                        --        200,000
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                (36)        (7,004)
    Accrued accounts receivable                          (10,002)          (298)
    Accrued expenses and other current liabilities       218,420        377,717
                                                     -----------    -----------

      NET CASH USED IN OPERATING ACTIVITIES             (339,566)      (247,833)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                         (82,476)        (3,057)
  Cash received in recapitalization                      129,706             --
                                                     -----------    -----------

      NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                               47,230         (3,057)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from subscriptions receivable                  25,000             --
  Proceeds from notes payable                                 --        121,147
  Proceeds from notes payable, related parties           162,152         88,275
  Repayment of notes payable, related parties                 --        (48,882)
  Proceeds from sale of common stock                     250,000        100,000
  Repayment of notes payable                              (4,228)        (8,564)
                                                     -----------    -----------

      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                          $   432,924    $   251,976
                                                     -----------    -----------

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                                   (Restated)
--------------------------------------------------------------------------------

                                                           For the Year Ending
                                                               December 31,
                                                            2005         2004
                                                         ----------   ----------
NET (DECREASE) INCREASE  IN CASH                         $  140,588   $    1,086

CASH - Beginning                                              1,176           90
                                                         ----------   ----------

CASH - Ending                                            $  141,764   $    1,176
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the years for:
    Interest                                             $      960   $      853
    Taxes                                                $       --   $       --

  Non-cash investing and financing activities:

   Repayment of debt through issuance of common stock       852,936       74,789
   Issuance of common stock in connection for
    consulting services                                          --      263,694
   Notes payable issued for services rendered                    --      200,000
   Account spayable converted to note payable                    --       40,000
   Common stock issued for stock subscription receivable    106,000       25,000
   Loan payable converted to contributed capital                 --      129,614
   Note payable issued to acquire fixed assets                   --        6,978
   Forgiveness of related party debt thru additional
    paid-in capital                                       1,101,138           --

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                       110 Media Group, Inc and Subsidiary
                (Formerly Known as Dominix, Inc. and Subsidiary)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 For The Years Ended December 31, 2005 and 2004
                                   (Restated)

                                                  Preferred Stock             Common Stock                          Additional
                                            ------------------------------------------------------   Treasury         Paid-in
                                               Shares        Amount         Shares       Amount        Stock          Capital
                                            -----------------------------------------------------------------------------------
Balance, December 31, 2003                            --            --     5,567,993  $      5,568  $         --   $  4,218,737

Common stock issued for debt at $0.76
 per share in May 2004                                --            --        75,263            75            --         57,445

Common stock issued for cash at $0.64
 per share in June 2004                               --            --        78,507            79            --         36,299

Common stock issued for cash at $0.08
 per share in November 2004                           --            --       654,227           654            --         49,346

Common stock issued for stock
 subscription receivable at $0.25 per
 share in December 2004                               --            --        98,134            98            --         24,902

Common stock issued for services
 rendered at $0.25 per share in
 December 2004                                        --            --     1,035,092         1,035            --        293,550

Loans payable converted to contributed
 capital due to separation and recission
 agreements                                           --            --            --            --            --        129,164

Net loss for the year ended
 December 31, 2004                                    --            --            --            --            --             --
                                            -----------------------------------------------------------------------------------

Balance, December 31, 2004                            --            --     7,509,216         7,509            --      4,809,443

Proceeds from stock subscriptions
 receivable                                           --            --            --            --            --             --

Common stock issued for cash at $0.25
 per share in January 2005                            --            --       981,340           981            --        249,019

Common stock issued for debt at $0.76
 per share in February 2005                           --            --        61,759            62            --         47,138

Common stock issued for debt at $3.72
 per share in September 2005                          --            --        31,403            31            --        116,795

Common stock issued for debt at $0.24
 per share in September 2005                          --            --     2,858,728         2,859            --        686,051

Gain on forgiveness of related party debt             --            --            --            --            --      1,101,138

Disposition of Jade Entertainment for
 $35,000 via tender of 500,000 shares
 of common stock                                      --            --            --            --       (35,000)            --

Recapitalization of Global Portals Online,
 Inc. through reverse merger with
 110 Media, Inc.                                 438,000       438,000     1,961,399         1,961            --     (1,727,124)

Common stock issued on subscription
 at $0.35 per share in December 2005                  --            --       865,354           865            --        302,135

Change in unearned compensation                       --            --            --            --            --             --

Net loss for the year ended
 December 31, 2005                                    --            --            --            --            --             --
                                            -----------------------------------------------------------------------------------

Balance, December 31, 2005                       438,000  $    438,000    14,269,199  $     14,269  $    (35,000)  $  5,584,594
                                            ===================================================================================

The Accompanying Notes Are An Integral Part Of These Consolidated Financial Statements

                                                  Stock
                                              Subscriptions     Unearned     Accumulated
                                                Receivable    Compensation     Deficit
                                            ---------------------------------------------
Balance, December 31, 2003                     $         --   $         --   $ (6,537,057)

Common stock issued for debt at $0.76
 per share in May 2004                                   --             --             --

Common stock issued for cash at $0.64
 per share in June 2004                                  --             --             --

Common stock issued for cash at $0.08
 per share in November 2004                              --             --             --

Common stock issued for stock
 subscription receivable at $0.25 per
 share in December 2004                             (25,000)            --             --

Common stock issued for services
 rendered at $0.25 per share in
 December 2004                                           --             --             --

Loans payable converted to contributed
 capital due to separation and recission
 agreements                                              --             --             --

Net loss for the year ended
 December 31, 2004                                       --             --     (1,140,332)
                                            ---------------------------------------------

Balance, December 31, 2004                          (25,000)            --     (7,677,389)

Proceeds from stock subscriptions
 receivable                                          25,000             --             --

Common stock issued for cash at $0.25
 per share in January 2005                               --             --             --

Common stock issued for debt at $0.76
 per share in February 2005                              --             --             --

Common stock issued for debt at $3.72
 per share in September 2005                             --             --             --

Common stock issued for debt at $0.24
 per share in September 2005                             --             --             --

Gain on forgiveness of related party debt                --             --             --

Disposition of Jade Entertainment for
 $35,000 via tender of 500,000 shares
 of common stock                                         --             --             --

Recapitalization of Global Portals Online,
 Inc. through reverse merger with
 110 Media, Inc.                                         --       (400,986)            --

Common stock issued on subscription
 at $0.35 per share in December 2005               (106,000)            --             --

Change in unearned compensation                          --        213,486             --

Net loss for the year ended
 December 31, 2005                                       --             --       (586,797)
                                            ---------------------------------------------

Balance, December 31, 2005                     $   (106,000)  $   (187,500)  $ (8,264,186)
                                            =============================================

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 1 - Business and Reverse Merger - continued

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

NOTE 2 - Going Concern and Managements Plans

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $8,265,000 from inception of the Company through December 31, 2005, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at December 31, 2005 was $2,993,823 and its current liabilities exceeded its current assets by $2,963,223.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

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

                                                          December 31,
                                                    2005               2004
                                                ------------       ------------
Net loss (numerator)                            $   (586,797)      $ (1,140,332)
Weighted average shares
  outstanding (denominator)                       11,477,151          5,716,078
                                                ------------       ------------
Net loss per share amount                       $      (0.05)      $      (0.20)
                                                ============       ============

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                   No. of Shares
                                                                   -------------
Convertible debentures (assumed conversion at $.15)                       61,905
Warrants to purchase common stock - finders                                1,750
Warrants to purchase common stock - debentures                            33,542

Warrants issued to consultant                                             16,667
Series AA 7% Convertible Preferred Stock (and
  Cumulative dividends (assumed conversion at $.15)                      146,852
                                                                   -------------

      Total as of December 31, 2005                                      260,716
                                                                   =============

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

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

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

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

i. Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2005 and 2004 advertising expenses were $4,600 and $1,084 respectively.

j. Principles of Consolidation

The consolidated financial statements include the accounts of 110 Media Group, Inc. and its wholly-owned subsidiary Global Portals Online, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 4 - Stock-Based Compensation

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

                                                            For the Year
                                                                Ended
                                                             December 31,
                                                    ----------------------------
                                                          2005           2004
                                                    -------------  -------------

  Net loss applicable to common stockholders,
    As reported                                     $   (586,797)  $ (1,140,332)

  Add:  stock-based employee compensation
          expense included in reported net loss
          applicable to common stockholders              305,341        115,300

  Less:  total stock-based employee
            compensation expense determined
            under the fair value-based method of
            all awards                                  (305,341)      (115,300)
                                                    ------------   ------------
  Proforma Net Loss Applicable to Common
    Stockholders                                    $   (586,797)  $ (1,140,332)
                                                    ============   ============
Weighted Average Number of Common
      Shares Outstanding - Basic and Diluted          11,477,151      5,716,078
                                                    ===========================

Basic and Diluted Net Loss Applicable to
  Common Stockholders:
    As reported                                     $      (0.05)  $      (0.20)
                                                    ============   ============
    Proforma                                        $      (0.16)  $      (0.38)
                                                    ============   ============

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 5 - Property and Equipment, Net

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
                                                             =======

Depreciation and amortization expense for the period ended December 31, 2005 and 2004 was $38,849 and $58,389, respectively.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 6 - Convertible Debentures

Convertible debentures at December 31, 2005 consist of the following:

      a. Convertible debenture, due on demand, bearing interest at 8% per annum.
      The debenture contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest
      expense by Dominix in prior years.                                             $   100,000

      b. Convertible debenture, due on demand, bearing interest at 13% per annum. The debentures contain a provision for conversion, at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest
      expense in prior years.                                                             25,000

      c. On July 1, 2005 a convertible promissory note holder, Michael Gunther, assigned his $5,000 convertible promissory note from 110 Media Group, Inc.
      to Vanguard Capital LLC and Blue Ridge Services. Blue Ridge Services in
      turn assigned its portion of the note to Spidey Consultants. On August 9,
      2005, Vanguard Capital LLC and Spidey Consultants converted the note, plus accrued interest of approximately $2,505 into an aggregate of 60,000
      post-split shares of the Company's common stock.                                       -0-
                                                                                     -----------
                                         Total convertible debentures                    125,000
                                         Less:  current portion                         (125,000)
                                                                                        ---------
                         Long-Term Debt, Net of Current Portion                         $  -0-
                                                                                      ===========

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

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

As of December 31, 2005 related company advanced the Company $244,556. Interest at 6% per annum and due in full January 2007.

Accrued interest as of December 31, 2005 on these notes amounted to $398,622 and is included in accounts payable and accrued expenses. (see Note 8)

NOTE 8 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at December 31, 2005 consist of the following:

Interest                                                     $398,622
Accrued preferred dividend                                     33,215
Professional fees                                              28,500
Accrued Compensation                                           10,662
Other                                                          63,438
                                                             --------

                                                             $534,437
                                                             ========

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 9 - Stockholders' Deficiency

                            Stock Based Compensation

On February 18, 2005, in connection with its 2003 Equity Incentive Plan, the Company issued 14,668 post-split shares of its common stock to several individuals for services valued at $44,000.

On July 12, 2005, the Company entered into a Management Services Agreement (the "Agreement") with Global Portals Online, Inc. ("Global Portals"). The term of the Agreement is for twenty-four (24) months commencing as of July 1, 2005. The agreement called for the issuance of 200,000 post-split shares of the Company's common stock (see note 10)valued at $330,000. It has been recorded in unearned consulting fees and is being amortized over the life of the agreement. Unearned consulting fees at December 31, 2005 amounted to $254,375.00. On December 22, 2005 the Company acquired Global Portals, all intercompany transactions have been eliminated.

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

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

                            Series AA Preferred Stock

On December 2 and December 3, 2004, 110 Media Group, Inc. (the "Company") entered into two Series AA Stock Purchase Agreements (the "Agreements") with Bruges Realty Corp Charitable Remainder Trust (the "Investor") relating to the private placement of an aggregate of 438,000 shares of newly authorized Series AA Preferred Stock ("Series AA Shares"). The Investor purchased 200,000 Series AA Shares on December 2, 2004 and an additional 238,000 Series AA Shares on December 3, 2004, each pursuant to the Agreements, the form of which is an exhibit to this report. The purchase price of the Series AA shares was $1.00 per share, yielding proceeds of $438,000, before legal expenses of $7,500.

The Agreements, in addition to the kinds of representations and warranties typical of this type of private placement, have provisions which require the Company to register shares of its common stock issuable upon the conversion of the Series AA Shares upon the demand of the holders of 51% of the outstanding Series AA Shares given no earlier than June 2, 2005.

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies

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

                        Additional Employment Agreements


On October 5, 2004 the Company entered into an employment agreement with Mark Figula. The term of the agreement is for three (3) years commencing on October 1, 2004. Mr. Figula will serve as the Company's Vice President of Business Development. During the term of the agreement, the Company shall pay Mr. Figula an annual salary of $150,000. Mr. Figula shall also be entitled to a quarterly bonus equal to 10% of the Company's net operating income for any fiscal quarter. Such bonus shall be increased to 15% in the event the Company achieves net quarterly operating income in excess of $250,000 for any fiscal quarter. Pursuant to the Agreement, the Company issued to Mr. Figula 166,667 post-split shares of its common stock valued at $375,000. The shares are subject to cancellation based on the following schedule in the event the Agreement is terminated by (i) Mr. Figula voluntarily and without cause; (ii) mutual agreement between Mr. Figula and the Company, or (iii) by the Company for cause (as defined in the Agreement).

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

NOTE 10 - Commitments and Contingencies, continued

Additional Employment Agreements - continued Shares post-split subject to cancellation:

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------
NOTE 10 - Commitments and Contingencies, continued

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

Note 11 - Subsequent Events

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

NOTE 12 - PROFORMA FINANCIAL INFORMATION

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (RESTATED)
--------------------------------------------------------------------------------

                                 110 MEDIA, INC.
               PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                   12/31/2005

                                                     110 Media            Jade      Global Portals      Proforma       Combined
                                                     Group, Inc.     Entertainment    Online, Inc.     Adjustments      Totals
                                               --------------------------------------------------------------------------------
Revenue                                               (127,923)         (35,310)        (275,412)              -       (438,645)
                                               --------------------------------------------------------------------------------

Costs and Expenses
Cost of revenue                                         84,003              342                -               -         84,345
Compensatory element of stock transactions             305,341                -                -               -        305,341
Depreciation and amortization                          167,893            1,789           38,849               -        208,531
Selling, general and administrative                  1,004,007           26,914          566,769               -      1,597,690
                                               --------------------------------------------------------------------------------
             Total Operating Expenses                1,561,244           29,045          605,618               -      2,195,907
                                               --------------------------------------------------------------------------------

Other Income (Expenses):
Interest expense                                       200,144                -          256,591               -        456,735
Loss on sale of subsidiary                             210,256                -                -               -        210,256
                                               --------------------------------------------------------------------------------
          Total Other Income (Expenses)                410,400                -          256,591               -        666,991
                                               --------------------------------------------------------------------------------

Income Tax Expense                                           -                -                -               -              -
                                               --------------------------------------------------------------------------------

Preferred Stock Dividend                                30,660                -                -               -         30,660
                                               --------------------------------------------------------------------------------

NET (INCOME) LOSS                                    1,874,381           (6,265)         586,797               -      2,454,913
                                               ================================================================================

Proforma Basic and Diluted Net Loss Per Share                                                                        $    (0.22)
                                                                                                                     ==========

Weighted Average Number of Common Shares
 Outstanding - Basic and Diluted                                                                                     11,477,151
                                                                                                                     ==========

NOTE 13 - RESTATED FINANCIAL STATEMENTS

Subsequent to issuing the Company's financial statements on Form 10-KSB for the year ended December 31, 2005, the Company discovered certain errors in the previously issued consolidated financial statements. These consolidated financial statements have been restated to correct for these errors which are as follows:

The previously issued consolidated financial statements did not correctly present the effects of 110 Media's reverse acquisition and recapitalization of Global. The 2005 and 2004 comparative balances in these consolidated financial statements have been restated to appropriately present the history of Global which is the acquirer for accounting purposes. While 110 Media in the acquirer for legal purposes the previously issued consolidated financial statements incorrectly presented the acquisition as though 110 Media were also the acquirer for accounting purposes.

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

                                    PART III

ITEM 13. EXHIBITS

(a) The following exhibits are filed as part of this report:

2.1 Stock Purchase Agreement, dated as of August 19, 2005 by and between the Company and Raymond Barton and Timothy Schmidt (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated August 19,
         2005)

2.2 Assignment and Assumption dated August 19, 2005 by and between the Company, Jade Entertainment Group, Inc., Timothy Schmidt and Raymond Barton (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K dated August 19, 2005)

2.3 Agreement and Plan of Share Exchange dated as of December 1, 2005 by and between the Company and Global Portals Online, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 22, 2005)

3.1 Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 21, 2005 4.1 Form of Warrant Amendment (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003)

4.2 Certificate of Designations, Preferences and Rights of Series AA Preferred Stock as filed with the Secretary of State of Delaware on December 1, 2004 (Incorporated by reference to Exhibit 4.1 to the December 2, 2004 Form 8-K)

10.1 Consulting Agreement dated September 16, 2004 between the Company and Cioffi Business Management Services (Incorporated by reference to
         Exhibit 99.1 to the September 12, 2004 Form 8-K)

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

21       Subsidiaries of the Registrant

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).*

32.1     Certification of Chief Executive Officer of pursuant to 18 U.S.C. -
         Section 1350.*

32.2     Certification of Chief Financial Officer of pursuant to 18 U.S.C. -
         Section 1350.*

*        Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2006                     110 MEDIA GROUP, INC.

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