Form 10QSB
period 2006-03-31
110 MEDIA GROUP, INC.
filed 2006-05-15
CIK 824104

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

For the Quarter Period Ended
 March 31, 2006                                   Commission File No. 000-29462

                              110 MEDIA GROUP, INC.
                              ---------------------
             (Exact name of Registrant as specified in its Charter)

              Delaware                                    13-4127624
---------------------------------------        --------------------------------
(State or jurisdiction of incorporation        (IRS Employer Identification No.)
 or organization)

100 West Lucerne Circle, Suite 600, Orlando, Florida                  32801
----------------------------------------------------             --------------
(Address of Principal Executive Office)                            (Zip Code)

       Registrant's telephone number, including area code: (407) 540-0452

Former name, former address and former fiscal year, if changed since last
-------------------------------------------------------------------------
report: 31 West main Street, Suite 312 Patchogue, NY 11772
------- --------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]       No [_]

Indicate by check mark whether the registrant is a shell company.

                                Yes |_|       No |X|

The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of May 8, 2006 was 13,403,892.



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

Item 1:  Financial Statements (Unaudited)


Condensed Consolidated Balance Sheet                                      F-1

Condensed Consolidated Statements of Operations                           F-2

Condensed Consolidated Statements of Cash Flows                           F-3

Notes to the Condensed Consolidated Financial Statements                  F4-F14

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  March 31, 2006
                                                                                  --------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                             $     78,805
  Prepaid expenses and other current assets                                              13,464
                                                                                   ------------
       Total Current Assets                                                              92,269

PROPERTY AND EQUIPMENT, Net                                                             392,996
                                                                                   ------------

 Other assets                                                                             7,040
                                                                                   ------------
       TOTAL ASSETS                                                                $    492,304
                                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

  Convertible debentures                                                           $    125,000
  Accounts payable and accrued expenses                                                 620,035
  Notes payable to Global Reach - current portion                                        24,917
  Due to stockholders and affiliates                                                  2,539,128
                                                                                   ------------

       TOTAL CURRENT LIABILITIES                                                      3,309,080


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred Stock -
 $.001 par value; 450,000 shares authorized
   Series AA Cumulative Convertible - 438,000 shares issued
  and outstanding, with rights to a cumulative 7% dividend
  liquidation preferences of $438,000                                                   438,000
 Common stock - $0.001 par value; 100,000,000 shares
 authorized; 14,269,199 shares issued and outstanding                                    14,269
 Treasury Stock (33,333 shares @$1.05)                                                  (35,000)
 Unearned compensation                                                                 (187,500)
 Additional paid in capital                                                           9,438,210
 Accumulated Deficit                                                                (12,484,756)
                                                                                   ------------
       TOTAL STOCKHOLDERS' DEFICIENCY                                                (2,816,776)
                                                                                   ------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIENCY                                                   $    492,304
                                                                                   ============


  The Accompanying Notes Are An Integral Part Of These Condensed Consolidated
                              Financial Statements

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                           2006            2005
                                                                      ----------------------------

REVENUE                                                               $     80,533    $      2,002
                                                                      ------------    ------------
COSTS AND EXPENSES
  Cost of revenue                                                          173,857              --
  Depreciation and amortization                                             53,379           8,697
  Selling and administrative expenses                                      134,189         136,047
                                                                      ------------    ------------

       TOTAL COSTS AND EXPENSES                                            361,425         144,744
                                                                      ------------    ------------

       OPERATING LOSS                                                     (280,891)       (142,742)
                                                                      ------------    ------------

OTHER EXPENSES
  Interest                                                                  80,691          79,552
                                                                      ------------    ------------

       NET LOSS                                                       $   (361,581)   $   (222,294)
                                                                      ============    ============

       Preferred Dividend Series AA                                   $      7,665    $         --
                                                                      ------------    ------------

       Net loss applicable to common shareholders                     $   (369,246)   $   (222,294)
                                                                      ============    ============

Basic and Diluted Net Loss Per Share                                  $      (0.03)   $      (0.03)
                                                                      ============    ============

Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted                                14,269,199       8,473,465
                                                                      ============    ============

  The Accompanying Notes Are An Integral Part Of These Condensed Consolidated
                              Financial Statements

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            For the Three Months Ended
                                                                                        March 31
                                                                                    2006         2005
                                                                             --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $(369,246)   $(222,294)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Deferred preferred dividend                                                     30,660           --
  Depreciation and amortization                                                   53,379        8,697
Changes in operating assets and liabilities:
 Prepaid expenses and other current assets                                        (3,128)          --
 Accrued expenses and other current liabilities                                   92,494       75,128
                                                                               ---------    ---------

   TOTAL ADJUSTMENTS                                                             173,405       83,825
                                                                               ---------    ---------
NET CASH USED IN OPERATING
ACTIVITIES                                                                      (195,841)    (138,469)
                                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of computer equipment                                                       --      (18,300)
  Purchase of Web 1000 intangible assets                                          (5,759)          --
                                                                               ---------    ---------

      NET CASH USED IN
       INVESTING ACTIVITIES                                                       (5,759)     (18,300)
                                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder                                                60,000      260,000
Proceeds from sale of common stock                                               106,000           --
Repayment of principal on debt                                                   (27,358)          --
                                                                               ---------    ---------

  NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                                        $ 138,642    $ 260,000
                                                                               ---------    ---------
  NET (DECREASE) INCREASE  IN CASH                                             $ (62,959)   $ 103,231

CASH - Beginning                                                                 141,764        1,176
                                                                               ---------    ---------

CASH - Ending                                                                  $  78,805    $ 104,407
                                                                               =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the years for:
  Taxes                                                                        $     311    $      --

  The Accompanying Notes Are An Integral Part Of These Condensed Consolidated
                              Financial Statements

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation, Going Concern and Managements Plans

The accompanying condensed consolidated financial statements of 110 Media Group, Inc., which include the results of 110 Media Group, Inc. and its wholly owned subsidiary Global Portals Online, Inc. a Florida corporation, have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and (ii) the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with 110 Media's audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in its amendment to its Form 10-KSB filed with the SEC on May 12, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal recurring adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2006.

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $12,484,756 from inception of the Company through March 31, 2006, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at March 31, 2006 was $2,816,777 and its current liabilities exceeded its current assets by $3,209,773.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

NOTE 2 - Summary of Significant Accounting Policies

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

d. Revenue Recognition Policy

Revenue recognized through March 31, 2006 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

e. Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of March 31, 2006, the allowance for doubtful accounts was $-0-. Bad debt expense was $-0- for the years ended March 31, 2006 and 2005.

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


                                                                               March 31,
                                                                        2006               2005
                                                                -----------------  -----------------
 Net loss (numerator)                                           $        (369,247) $        (222,294)
 Weighted average shares outstanding (denominator)                     14,269,199          8,473,465
                                                                -----------------  -----------------
  Net loss per share amount                                     $           (0.03) $           (0.03)
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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Summary of Significant Accounting Policies, continued entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the financial statements of the Company.

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of March 31, 2006.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

i. Advertising Costs

Advertising costs are expensed as incurred. For the years ended March 31, 2006 and 2005 advertising expenses were $13,998 and $10,002, respectively.

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

NOTE 3 - Stock-Based Compensation
---------------------------------

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

Property and equipment consists of the following at March 31, 2006:


                               Computer equipment                                          $317,754
                               Office equipment                                               2,611
                               Websites                                                     431,000
                                                                                            -------
                               Total                                                        751,365

                               Less: accumulated depreciation                              (358,369)
                                                                                            -------

                               Property and Equipment, Net                                  392,996
                                                                                            =======


Depreciation and amortization expense for the period ended March 31, 2006 and 2005 was $53,379 and $8,697, respectively.

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Convertible Debentures

Convertible debentures at March 31, 2006 consist of the following:


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
                                                                                                  ===========

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - Notes Payable to Stockholders

As of March 31, 2006, a stockholder, Steven Horowitz, advanced the Company $1,206,016 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due July 31, 2005. Mr. Horowitz extended the notes 270 days.

On December 5, 2004, the Company acquired certain intangible assets, primarily URL's from Global Reach, Inc. including a website known as Web1000.com along with certain other intangible assets related to that website. The Company signed a note for $100,000 at 6% per annum, payable over 12 months beginning January 1, 2005. In March 2005 Global extended payments until June 2006. At March 31, 2006 the company had an outstanding principal balance of $24,917.

As of March 31, 2006 William Mobley, Chairman of the Board and Andre Ford, President advanced the Company $744,006 and $263,503, respectively. Interest at 6% per annum and due in full January 2007.

As of March 31, 2006 two stockholders advanced the Company $37,000 and $8,750, respectively. Interest at 6% per annum and due in full January 2007 and on demand, respectively.

As of March 31, 2006 related company advanced the Company $279,853. Interest at 6% per annum and due in full January 2007.

Accrued interest as of March 31, 2006 on these notes amounted to $478,670 and is included in accounts payable and accrued expenses. (see Note 7)

NOTE 7 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at March 31, 2006 consist of the following:


                               Interest                                                     $478,670
                               Deferred Preferred Dividends                                   40,880
                               Professional fees                                              28,500
                               Accrued Compensation                                           10,662
                               Other                                                          61,324
                                                                                            --------

                                                                                            $620,036
                                                                                            ========


                      110 MEDIA GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Stockholders' Deficiency

                            Series AA Preferred Stock
                            -------------------------

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

                      110 MEDIA GROUP, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Employment Agreements
                              ---------------------


On December 22, 2005 the Company entered into an employment agreement with William Mobley. The term of the agreement is for five (5) years commencing on December 22, 2005. Mr. Mobley will serve as the Company's Chairman of the Board. During the term of the agreement, the Company shall pay Mr. Mobley an annual salary of $120,000 with adjustments governed by the Consumer Price Index. Mr. Mobley shall also be entitled to a performance bonus to be determined by the Board of Directors.

On December 22, 2005 the Company entered into an employment agreement with Andre Forde. The term of the agreement is for five (5) years commencing on December 22, 2005. Mr. Ford will serve as the Company's President. During the term of the agreement, the Company shall pay Mr. Forde an annual salary of $120,000 with adjustments governed by the Consumer Price Index. Mr. Mobley shall also be entitled to a performance bonus to be determined by the Board of Directors.

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

NOTE 9 - CHANGE IN CAPITAL STRUCTURE

The 2005 comparative balances in these condensed consolidated financial statements have been recast to appropriately present the change in capital structure to present the history of Global which is the acquirer for accounting purposes due to the reverse acquisition.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of those accounting policies can be found in the footnotes to the consolidated financial statements included elsewhere in this report. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require judgments on the part of management about matters that are uncertain. We have identified the following accounting policies that are important to the presentation of our financial condition and results of operations.

REVENUE RECOGNITION

Revenue recognized through March 31, 2006 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

RESULTS OF OPERATIONS -

COMPARISON OF PERIOD ENDED MARCH 31, 2006 AND 2005

Net revenues increased from $2,002 for the period ended March 31, 2005 to $80,533 for the period ended March 31, 2006. The improvement in revenues was a result of the acquisition of Web1000 properties December 22,2005 and increased traffic to our existing and newly created websites.

Depreciation and amortization increased from $8,697 for the period ended March 31, 2005 to $53,379 for the period ended March 31, 2006. The increase is due to the acquisition of assets subsequent to March 31, 2005 now being depreciated.

Selling, general and administrative expenses decreased from $136,047 for the period ended March 31, 2005, to $134,189 for the period ended March 31, 2006. The decrease is due to the restructuring in accordance with our business plan.

Interest expense increased from $79,552 for the period ended March 31, 2005, to $80,691for the period ended March 31, 2006.The increase is due additional loans received during 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, our cash totaled $78,805.

Net cash used in operating activities was $195,841 for the period ended March 31, 2006 compared to $138,469 for the period ended March 31, 2005. The increase in cash used relates to the company restructuring in December 2005.

Net cash used by Investing activities was $5,759 for the three months ended March 31, 2006 compared to net cash used in investing activities of $ 18,300 for the same period last year. The decrease in cash flows from Investing Activities was due to the recapitalization of Global Portals.

Net cash provided from financing activities was $138,642 for the three months ended March 31, 2006 as compared to net cash provided in financing activities of $260,000 for the three months ended March 31, 2005. The $138,642 represents loans made to the Company by related parties, repayment of loan principal and the sale of common stock of $106,000.

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

Lease Obligations

The Company leases 1,851 sq ft of office space at 100 Lucerne Circle, Orlando Florida. The original agreement was dated February 10, 2004 and expired on February 9, 2006. The Company extended the lease on March 1, 2006 for an additional 24 months.

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

FORWARD-LOOKING STATEMENTS

The discussion in this report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings, as well as risk factors set forth in our annual report on form 10-ksb for the year ended December 31, 2005, as amended.

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

This report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, or markets in which we have devoted resources and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

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

COMMITMENTS

Our commitments that are required to be disclosed in tabular form as of December 31, 2005 including a subsequent employment and consulting agreements entered into through March 31, 2006, are as follows;


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

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

We filed an amendment to our annual report on Form 10-KSB for the year ended December 31, 2005 on May 12, 2006 to restate our previously issued financial statements for the year as of December 31, 2005 and for the years ended December 31, 2004 and 2005. Our 2005 annual report, as filed April 19, 2006, contained the audit report of Bouwhuis, Morrill & Company, LLC, on our consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005. Since we acquired Global Portals on December 22, 2005 by issuing 11,442,446 shares of our common stock which constituted 85% of our outstanding common stock immediately after issuance, the acquisition was treated as a recapitalization of Global and Global was treated as the acquiring entity. Upon further analysis and research concerning the application of SFAS 141, it was determined that a clearer and more consistent presentation required the restatement of financials statements for the year ended December 31, 2004 on the same basis as the financial statements for the year ended December 31, 2005.

We have not completed our assessment of how the errors detected reflect on the adequacy of our internal controls over financial reporting or our disclosure controls in general. Our initial assessment is that the factors which resulted in the restatement were caused by a lack of consistent authoritative guidance and not a failure to detect and assess the issues and collect relevant data. Despite the initial assessment, we may, after additional review, determine that, individually or in the aggregate, the errors causing the restatement require us to report one or more material weaknesses in our internal controls over financial reporting. We continue to assess these matters and any reflection they may have on the adequacy of our internal controls.

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

      None

Item 5.: Other Information

      None

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


Dated:   May 15, 2006                110 MEDIA GROUP, INC.



                                     By:  /s/ William Mobley
                                        ----------------------------------------
                                         William Mobley, Chief Executive Officer



                                     By:  /s/ Darren Cioffi
                                        ----------------------------------------
                                         Darren Cioffi, Chief Financial Officer