Form 10KSB/A
period 2005-12-31
110 MEDIA GROUP, INC.
filed 2006-06-01
CIK 824104

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

                                EXPLANATORY NOTE

110 Media Group, Inc (the "Company") is filing this Form 10-KSB/A to amend certain parts of the cover page, Part II Items 6, 7 and 8, and Part III, Item 13 of the Form 10-KSB for the fiscal year ended December 31, 2005, which was previously filed with the Securities and Exchange Commission (the "SEC") on April 19, 2006 (the "Form 10-K") as amended on May 2, 2006 and May 12, 2006 , to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the cover page and the list of exhibits of the Form 10-KSB have been updated and amended. This amendment is being filed to restate financial statements for 2005 and 2004 to better reflect the effects of a reverse acquisition which occurred at the end of 2005.

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



Bouwhuis, Morrill & Company, LLC
Layton, Utah
April 15, 2006, except for Note 13 as to which the date is May 12, 2006

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

ITEM 8A CONTROLS AND PROCEDURES.

     Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2005 and as of May 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2005 and as of May 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As previously disclosed in connection with the preparation of Amendment No. 2 to Form 10-KSB for the year ended December 31, 2005, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 and as of May 31, 2006, and that we stand by our initial assessment that the factors which resulted in the restatement were caused by a lack of consistent authoritative guidance and not a failure to detect and assess the issues and collect relevant data.

Marcum & Kliegman, LLP, who served as our independent registered public accounting firm in connection with our December 31, 2004 audit, advised us that during their performance of audit procedures for 2004 and review procedures related to our unaudited interim financial statements for the quarter ended September 30, 2004 two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting then existed, as follows:

      1. Insufficiently skilled personnel compounded by a lack of human resources and expected near-term significant turnover within our accounting and financial reporting function. Also, we were advised to improve controls surrounding adequate monitoring and oversight of the work performed by accounting and financial reporting personnel. In September 2004 we entered into a Consulting Agreement with Cioffi Business Management Services. During the term of the Consulting Agreement, the principal shareholder of the consultant, Mr. Darren Cioffi, became the Company's Chief Financial Officer. Mr. Cioffi established a set of controls and procedures surrounding monitoring and oversight of worked performed by accounting and financial reporting personnel.

      2. Insufficient analysis, documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto. In September 2004 we entered into a Consulting Agreement with Cioffi Business Management Services. During the term of the Consulting Agreement, the principal shareholder of the consultant, Mr. Darren Cioffi, became the Company's Chief Financial Officer. Mr. Cioffi established a set of controls and procedures that sufficiently document, review and analyze the selection of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating therto.

As a result of the foregoing and after review of our controls and procedures, our Chief Executive Officer and Chief Financial Officer were able to conclude that our disclosure controls and procedures were effective as of December 31, 2005 and May 31, 2006.

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

Dated: June 1, 2006                     110 MEDIA GROUP, INC.


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