Form 10QSB
period 2006-06-30
110 MEDIA GROUP, INC.
filed 2006-08-09
CIK 824104

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

For the Quarter Period Ended
       June 30, 2006                               Commission File No. 000-29462

                                    WEB2 CORP
                                    ---------
             (Exact name of Registrant as specified in its Charter)

          Delaware                                              13-4127624
------------------------------                              -------------------
 (State or jurisdiction of                                    (IRS Employer
incorporation or organization)                              Identification No.)

100 West Lucerne Circle, Suite 600, Orlando, Florida               32801
----------------------------------------------------               -----
(Address of Principal Executive Office)                          (Zip Code)

       Registrant's telephone number, including area code: (407) 540-0452
                                                           --------------

Former name, former address and former fiscal year, if changed since last report:
                              110 Media Group, Inc.
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of July 31, 2006 was 18,187,061

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet                                      F-1

Condensed Consolidated Statements of Operations                           F-2

Condensed Consolidated Statements of Operations Three Months              F-3

Condensed Consolidated Statements of Cash Flows                           F-4

Notes to the Condensed Consolidated Financial Statements                  F5-F15

                                                        WEB2 CORP AND SUBSIDIARY
                                                (formerly 110 Media Group, Inc.)
                                                      CONSOLIDATED BALANCE SHEET
                                                                     (unaudited)
                                                                   June 30, 2006
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
    Cash                                                                           $    197,258
    Prepaid expenses and other current assets                                            57,464
                                                                                   ------------
           Total Current Assets                                                         254,721

PROPERTY AND EQUIPMENT, Net                                                             331,233

    Other assets                                                                          7,040
                                                                                   ------------
           TOTAL ASSETS                                                            $    592,994
                                                                                   ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Convertible debentures                                                         $    100,000
    Accounts payable and accrued expenses                                               649,424
    Due to stockholders and affiliates                                                2,399,362
                                                                                   ------------
           TOTAL CURRENT LIABILITIES                                                  3,148,786

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock -
    $.001 par value; 450,000 shares authorized Series AA Cumulative Convertible
      - 335,268 shares issued and outstanding, with rights to a cumulative 7%
      dividend liquidation preferences of $335,268                                      335,268

    Common stock - $0.001 par value; 100,000,000 shares authorized; 14,269,199
      shares issued and outstanding                                                      18,192
    Treasury Stock (33,333 shares @$1.05)                                               (35,000)
    Additional paid in capital                                                       10,057,533
    Accumulated Deficit                                                             (12,931,784)
                                                                                   ------------
           TOTAL STOCKHOLDERS' DEFICIENCY                                            (2,555,791)
                                                                                   ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $    592,994
                                                                                   ============

              The Accompanying Notes Are An Integral Part Of These
                  Condensed Consolidated Financials Statements

                                                        WEB2 CORP AND SUBSIDIARY
                                                (formerly 110 Media Group, Inc.)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                          For the Six Months Ended
                                                                  June 30,
                                                            2006             2005
                                                       ------------      ------------
REVENUE                                                $    263,064      $     26,436
                                                       ------------      ------------

COSTS AND EXPENSES

    Cost of revenue                                         279,426                --

    Compensatory element of stock transactions              199,338                --
    Depreciation and amortization                           115,142            17,321
    Selling and administrative expenses                     310,874           228,017
                                                       ------------      ------------

       TOTAL COSTS AND EXPENSES                             904,780           245,338
                                                       ------------      ------------

       OPERATING LOSS                                      (641,716)         (218,902)
                                                       ------------      ------------

OTHER EXPENSES
    Interest                                                158,153           158,039

       NET LOSS                                        $   (799,869)     $   (376,941)
                                                       ============      ============

       Preferred Dividend Series AA                    $     15,030      $         --
                                                       ------------      ------------

       Net loss applicable to common shareholders      $   (814,899)     $   (376,941)
                                                       ============      ============

Basic and Diluted Net Loss Per Share                   $      (0.05)     $      (0.26)
                                                       ============      ============

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted                   14,650,697         1,436,391
                                                       ============      ============

              The Accompanying Notes Are An Integral Part Of These
                  Condensed Consolidated Financials Statements

                                                        WEB2 CORP AND SUBSIDIARY
                                                (formerly 110 Media Group, Inc.)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                        For the Three Months Ended
                                                                 June 30,
                                                          2006               2005
                                                      ------------      ------------
REVENUE                                               $    182,531      $     24,434
                                                      ------------      ------------

COSTS AND EXPENSES

    Cost of revenue                                        105,569                --
    Compensatory element of stock transactions             199,338                --
    Depreciation and amortization                           61,763             8,624
    Selling and administrative expenses                    176,685            91,970
                                                      ------------      ------------

       TOTAL COSTS AND EXPENSES                            543,355           100,594
                                                      ------------      ------------

       OPERATING LOSS                                     (360,824)          (76,160)
                                                      ------------      ------------

OTHER EXPENSES
    Interest                                          $     77,462            78,487
                                                      ------------      ------------

       NET LOSS                                       $   (438,287)     $   (154,647)
                                                      ============      ============

       Preferred Dividend Series AA                   $      7,365      $         --
                                                      ------------      ------------

       Net loss applicable to common shareholders     $   (445,652)     $   (154,647)
                                                      ============      ============

Basic and Diluted Net Loss Per Share                  $      (0.03)     $      (0.02)
                                                      ============      ============

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted                  14,932,536         8,473,465
                                                      ============      ============

              The Accompanying Notes Are An Integral Part Of These
                  Condensed Consolidated Financials Statements

                                                        WEB2 CORP AND SUBSIDIARY
                                                (formerly 110 Media Group, Inc.)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                                       For the Six Months Ended
                                                                                               June 30
                                                                                         2006            2005
                                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                           $(814,899)     $(376,941)
                                                                                       ---------      ---------
       Adjustments to reconcile net loss to net cash used in operating activities:
           Deferred preferred dividend                                                    15,030             --
           Depreciation and amortization                                                 115,142         17,321
           Compensatory element of stock transactions                                    199,338             --
       Changes in operating assets and liabilities:
           Prepaid expenses and other current assets                                     (47,128)          (650)
           Accrued expenses and other current liabilities                                232,545        146,556
                                                                                       ---------      ---------

              TOTAL ADJUSTMENTS                                                          514,928        163,227
                                                                                       ---------      ---------

              NET CASH USED IN OPERATING ACTIVITIES                                     (299,972)      (213,714)
                                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of computer equipment                                                            --        (21,020)
    Purchase of Web 1000 intangible assets                                                (5,759)            --
                                                                                       ---------      ---------

              NET CASH USED IN INVESTING ACTIVITIES                                       (5,759)       (21,020)
                                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds of loans from shareholder                                                   307,500             --
    Offering Costs                                                                            --             --
    Proceeds from sale of common stock                                                   106,000        252,500
    Repayment of principal on debt                                                       (52,275)            --
                                                                                       ---------      ---------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                                $ 361,225      $ 252,500
                                                                                       ---------      ---------

              NET (DECREASE) INCREASE  IN CASH                                         $  55,493      $  17,767

CASH - Beginning                                                                         141,764          1,176
                                                                                       ---------      ---------

CASH - Ending                                                                          $ 197,257      $  18,943
                                                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the years for:
       Interest                                                                        $      --      $      --
       Taxes                                                                           $     311      $     455

       Non-cash investing and financing activities:
           Conversion of accrued liabilities                                             108,247             --
           Conversion of debt                                                            412,266             --
           Conversion of preferred stock                                                 102,732             --
           Issuance of common stock in connection with
            employment agreements                                                             --        (24,000)
              consulting services                                                        (30,000)       (20,000)
           Equity - issuance of common stock                                                  --        119,000

              The Accompanying Notes Are An Integral Part Of These
                  Condensed Consolidated Financials Statements

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - Going Concern and Managements Plans

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $12,931,784 from inception of the Company through June 30, 2006, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at June 30, 2006 was $2,555,791 and its current liabilities exceeded its current assets by $2,894,066.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

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

d. Revenue Recognition Policy

Revenue recognized through June 30, 2006 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Summary of Significant Accounting Policies, continued

entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

e. Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of June 30, 2006, the allowance for doubtful accounts was $-0-. Bad debt expense was $-0- for the years ended June 30, 2006 and 2005.

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

                                                                 June 30,
                                                          2006              2005
                                                      ------------      ------------
Net loss (numerator)                                  $   (841,119)     $   (376,941)
Weighted average shares outstanding (denominator)       13,840,697         1,436,391
                                                      ------------      ------------
Net loss per share amount                             $      (0.06)     $      (0.03)
                                                      ============      ============

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                   No. of Shares
                                                                   -------------
Convertible debentures (assumed conversion at $.15)                    61,905
Warrants to purchase common stock - finders                             1,750
Warrants to purchase common stock - debentures                         33,542

Warrants issued to consultant                                          16,667
Series AA 7% Convertible Preferred Stock (and
  Cumulative dividends (assumed conversion at $.15)                   146,852
                                                                      -------

      Total as of December 31, 2005                                   260,716
                                                                      =======

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

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

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

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

i. Advertising Costs

Advertising costs are expensed as incurred. For the periods ended June 30, 2006 and 2005 advertising expenses were $15,597 and $10,002, respectively.

j. Principles of Consolidation

The consolidated financial statements include the accounts of Web2 Corp and its wholly-owned subsidiary Global Portals Online, Inc. from the date of the merger and the operations of Jade Entertainment Group, Inc. from January 1, 2005 through the date of its disposition. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - Stock-Based Compensation

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

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

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

Property and equipment consists of the following at June 30, 2006:

             Computer equipment                              $317,754
             Office equipment                                   2,611
             Websites                                         431,000
                                                             --------
             Total                                            751,365

             Less: accumulated depreciation                  (420,132)
                                                             --------

             Property and Equipment, Net                      331,233
                                                             ========

Depreciation and amortization expense for the period ended June 30, 2006 and 2005 was $115,142 and $53,379, respectively.

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - Convertible Debentures

Convertible debentures at June 30, 2006 consist of the following:

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

    b. Convertible debenture, due on demand, bearing interest at 13% per annum. The debentures contain a provision for conversion, at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest expense in prior years.
    On May 18, 2006 the note holder elected to convert all principal and interest into common shares, accrued interest at the time of the conversion was $18,152.53 which converted into 23,614 shares of common. The note holder also converted the principal into 32,468 shares of common.

    c. On July 1, 2005 a convertible promissory note holder, Michael Gunther, assigned his $5,000 convertible promissory note from 110 Media Group, Inc.
    to Vanguard Capital LLC and Blue Ridge Services. Blue Ridge Services in
    turn assigned its portion of the note to Spidey Consultants. On August 9,
    2005, Vanguard Capital LLC and Spidey Consultants converted the note, plus accrued interest of approximately $2,505 into an aggregate of 60,000
    post-split shares of the Company's common stock.                                       -0-
                                                                                   -----------
                                       Total convertible debentures                    100,000
                                       Less:  current portion                          100,000
                       Long-Term Debt, Net of Current Portion                              -0-
                                                                                   -----------
                                                                                   $        --
                                                                                   ===========

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - Notes Payable to Stockholders

As of June 30, 2006, certain stockholders had advanced to the Company $1,453,515.73 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due October 31, 2006. Certain shareholders converted accrued interest of $101,717.44 and principal of $387,265.76 into 2,867,086 shares of common.

On December 5, 2004, the Company acquired certain intangible assets, primarily URL's from Global Reach, Inc. including a website known as Web1000.com along with certain other intangible assets related to that website. The Company signed a note for $100,000 at 6% per annum, payable over 12 months beginning January 1, 2005. In March 2005 Global extended payments until June 2006. At June 30, 2006 the company had an outstanding principal balance of $0.00.

As of March 31, 2006 William Mobley, Chairman of the Board and Andre Ford, President advanced the Company $744,006 and $263,503, respectively. Interest at 6% per annum and due in full January 2007.

As of March 31, 2006 two stockholders advanced the Company $37,000 and $8,750, respectively. Interest at 6% per annum and due in full January 2007 and on demand, respectively.

As of March 31, 2006 related company advanced the Company $279,853. Interest at 6% per annum and due in full January 2007.

Accrued interest as of June 30, 2006 on these notes amounted to $495,070.45 and is included in accounts payable and accrued expenses. (see Note 7)

NOTE 7 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at March 31, 2006 consist of the following:

       Interest                                       $495,070
       Deferred Preferred Dividends                        978
       Professional fees                                28,500
       Accrued Compensation                             61,079
       Other                                            63,797
                                                      --------

                                                      $649,424
                                                      ========

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - Stockholders' Deficiency

                            Series AA Preferred Stock

On December 2 and December 3, 2004, Web2 Corp (the "Company") entered into two Series AA Stock Purchase Agreements (the "Agreements") with Bruges Realty Corp Charitable Remainder Trust (the "Investor") relating to the private placement of an aggregate of 438,000 shares of newly authorized Series AA Preferred Stock ("Series AA Shares"). The Investor purchased 200,000 Series AA Shares on December 2, 2004 and an additional 238,000 Series AA Shares on December 3, 2004, each pursuant to the Agreements. The purchase price of the Series AA shares was $1.00 per share, yielding proceeds of $438,000, before legal expenses of $7,500. On June 16, 2006 Burgess elected to convert $102,732.50 of principal and $47,267.50 of accrued dividends into 1,000,000 shares of common.

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

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              Employment Agreements

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

NOTE 9 - Subsequent Events

On July 27, 2006 the company filed a Certificate of Amendment with the State of Delaware amending the name from 110 Media Group, Inc. to Web2 Corp.

On July 27, 2006 the Company signed a purchase agreement with Securenext Softwares Private Limited, an Indian Corporation to purchase Intellectual property for $80,000 dollars and 250,000 shares of common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

On December 22, 2005, the Company reorganized by entering into a stock purchase agreement with Global Portals Online, Inc. ("Global") whereby the Company issued 11,442,446 shares of its common stock in exchange for all of the outstanding common stock of Global. Immediately prior to executing the stock purchase agreement the Company had 1,961,399 shares of common stock and 438,000 shares of Series AA preferred stock issued and outstanding. The reorganization was accounted for as a recapitalization of Global because the shareholders of Global controlled the Company immediately after the acquisition. Therefore, Global is treated as the acquiring entity. Accordingly there was no adjustment to the carrying value of the assets or liabilities of Global. The Company is the acquiring entity for legal purposes and Global is the surviving entity for accounting purposes. Effective July 26, 2006, the company's name was changed to Web2 Corp. Effective July 31, 2006, the company's symbol for listing on the Over the Counter bulletin board was changed to WBTO.

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

REVENUE RECOGNITION

Revenue recognized through June 30, 2006 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

RESULTS OF OPERATIONS -

The following table includes consolidated statements of operations data for the three and six months ended June 30, 2006 and 2005 expressed as dollar amounts.

                                                        Three Months                      Six Months
                                                       Ended June 30                    Ended June 30
                                               ----------------------------      ----------------------------
                                                   2006             2005             2006            2005
                                               -----------      -----------      -----------      -----------
Revenues
     Website Revenue                           $   182,531      $    24,434      $   263,064      $    26,436
                                               -----------      -----------      -----------      -----------
      Total Revenue                            $   182,531      $    24,434      $   263,064      $    26,436

Costs and  Expenses
     Cost of Revenue                               105,569               --          279,426            9,159
     Selling, general and administrative           176,685           91,970          310,874          405,489
     Depreciation                                   61,763            8,624          115,142            9,274
     Stock Based Compensation                      199,338               --          199,338           89,219
                                               -----------      -----------      -----------      -----------
     Total operating expenses                      543,355          100,594          904,780          513,141
                                               -----------      -----------      -----------      -----------
     Operating Loss                               (360,824)         (76,160)        (641,716)        (509,383)

Other Expense
     Interest                                       77,462           78,487          158,153          633,151

Net Loss                                       $  (438,287)     $  (154,647)     $  (799,869)     $(1,142,534)
                                               ===========      ===========      ===========      ===========

Preferred Dividend Series AA                   $     7,365      $        --      $    15,030      $        --
                                               -----------      -----------      -----------      -----------

Net loss applicable to common shareholders     $  (445,652)     $  (154,647)     $  (814,899)     $  (376,941)
                                               -----------      -----------      -----------      -----------

The following discussion relates to the historical financial statements of Web2 Corp and subsidiary and should be read in conjunction with the consolidated financial statements and related notes.

Results of Operations - Comparison of Three Months Ending June 30, 2006 and 2005

Revenues

Our total revenues were $182,531 for the quarter ended June 30, 2006 an increase of $158,097 from the corresponding period in 2005. All of our revenue during the quarters ended June 30, 2006 and 2005 were derived from the sales from our website. We believe revenues generated by Web2 Corp's website will increase in 2006 due to the acquisition of Web1000 property and additional product offerings.

Cost Of Revenues

Our cost of revenues was $105,569 for the quarter ended June 30, 2006, an increase of $105,569 from the corresponding period of 2005. The increase in cost of revenues resulted primarily from the acquisition of the Web1000 property costs needed in the promoting and marketing of our websites.

Depreciation and Amortization

Depreciation and amortization were $61,763 for the quarter ended June 30, 2005 an increase of $53,139 over the corresponding period in 2004. The increase in depreciation and amortization is a result of computer equipment purchases which is being depreciated over 3 years as well as the amortizing of Web1000 property which is also being amortized over 3 years.

Selling, General and Administrative

Selling, general and administrative expenses were $176,685 for the quarter ended June 30, 2006, an increase of $84,715 over the corresponding period in 2005. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees, as well as for accounting and legal services rendered.

Results of Operations - Comparison of Six Months Ending June 30, 2006 and 2005

Net revenues increased by 895% from $26,436 for the period ended June 30, 2005 to $263,064 for the period ended June 30, 2006. The improvement in revenues was a result of the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Depreciation and amortization increased from $17,321 for the period ended June 30, 2005 to $115,142 for the period ended June 30, 2006. The increase is due to the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Selling, general and administrative expenses increased from $228,017 for the period ended June 30, 2005, to $310,874 for the period ended June 30, 2006. The increase is due to the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Interest expense increased from $158,039 for the period ended June 30, 2005, to $158,153 for the period ended June 30, 2006.The increase is due to the restructuring of debt and additional loans received during 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our cash totaled $197,258.

Net cash used in operating activities was $299,972 for the period ended June 30, 2006 compared to $213,714 for the period ended June 30, 2005. The increase in cash used relates to the company restructuring in December 2005.

Net cash used by Investing activities was $5,759 for the six months ended March 31, 2006 compared to net cash used in investing activities of $ 21,020 for the same period last year. The decrease in cash flows from Investing Activities was due to the recapitalization of Global Portals.

Net cash provided from financing activities was $361,225 for the six months ended June 30, 2006 as compared to net cash provided in financing activities of $252,500 for the six months ended June 30, 2005. The $361,225 represents loans made to the Company by related parties, repayment of loan principal and the sale of common stock of $106,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," ("FIN 46R"). FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). Fin 46R replaces FIN46 that was issued in January 2003. All public companies were required to fully implement FIN 46R no later than the end of the first reporting period ending after March 15, 2004. The adoption of FIN 46R had no impact on Web2 Corp's financial condition or results of operations.

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

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of Web2 Corp's financial statements as of and for the year ending December 31, 2006 must attest to and issue a report on management's assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

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

Dated:   August 9, 2006         WEB2 CORP

                                By:       /s/ William Mobley
                                   ---------------------------------------------
                                      William Mobley, Chief Executive Officer

                                By:       /s/ Darren Cioffi
                                   ---------------------------------------------
                                      Darren Cioffi, Chief Financial Officer