Form 10QSB
period 2006-09-30
Web2 Corp
filed 2006-11-14
CIK 824104

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarter Period Ended September 30, 2006

                         Commission File No. 000-29462

                                    WEB2 CORP
             (Exact name of Registrant as specified in its Charter)

                        Delaware                                  13-4127624
(State or jurisdiction of incorporation or organization)        (IRS Employer
                                                             Identification No.)

  100 West Lucerne Circle, Suite 600, Orlando, Florida              32801
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

                                 Yes |X| No |_|

The number of shares issued and outstanding of the Registrant's Common Stock, $.001 par value, as of October 25, 2006 was 18,242,366.

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

                            WEB2 CORP AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 2006

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     36,503
  Accounts receivable                                              $     57,464
  Prepaid expenses and other current assets                             158,000
                                                                   ------------
      Total Current Assets                                              251,967
PROPERTY AND EQUIPMENT, Net                                             359,506
                                                                   ------------
  Other assets                                                            7,040
                                                                   ------------
      TOTAL ASSETS                                                 $    618,513
                                                                   ------------
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Convertible debentures                                           $    249,500
  Accounts payable and accrued expenses                                 806,846
  Due to stockholders and affiliates                                  2,564,362
                                                                   ------------
      TOTAL CURRENT LIABILITIES                                       3,620,708
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
  Preferred Stock -
  $.001 par value; 450,000 shares authorized
    Series AA Cumulative Convertible - 335,268 shares issued
    and outstanding, with rights to a cumulative 7% dividend
    liquidation preferences of $335,268                                 335,268
  Common stock - $0.001 par value; 100,000,000 shares
    authorized; 18,242,366 shares issued and outstanding                 18,192
    Treasury Stock (33,333 shares @$1.05)                               (35,000)
    Additional paid in capital                                       10,057,533
    Accumulated Deficit                                             (13,378,188)
                                                                   ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                 (3,002,195)
                                                                   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $    618,513
                                                                   ============

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

                            WEB2 CORP AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Nine Months Ended
                                                       September 30,
                                                 -------------------------
                                                     2006          2005
                                                 -----------   -----------
REVENUE                                          $   443,316   $  194,726
                                                 -----------   ----------
COSTS AND EXPENSES
  Cost of revenue                                    475,883       99,521
  Compensatory element of stock transactions         240,588           --
  Depreciation and amortization                      174,118       35,778
  Selling and administrative expenses                549,469      356,570
                                                 -----------   ----------
    TOTAL COSTS AND EXPENSES                       1,440,058      491,869
                                                 -----------   ----------
    OPERATING LOSS                                  (996,742)    (297,143)
                                                 -----------   ----------
OTHER EXPENSES
  Interest                                           245,619      235,917
                                                 -----------   ----------
    NET LOSS                                     $(1,242,360)  $ (533,059)
                                                 ===========   ==========
    Preferred Dividend Series AA                 $    18,942   $       --
                                                 -----------   ----------
    Net loss applicable to common shareholders   $(1,261,302)  $ (533,059)
                                                 ===========   ==========
Basic and Diluted Net Loss Per Share             $     (0.07)  $    (0.37)
                                                 ===========   ==========
Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted          16,670,208    1,436,391
                                                 ===========   ==========

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

                            WEB2 CORP AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months Ended
                                                        September 30,
                                                 --------------------------
                                                      2006         2005
                                                  -----------   ----------
REVENUE                                           $   180,252   $  168,290
                                                  -----------   ----------
COSTS AND EXPENSES
  Cost of revenue                                     196,457       99,521
  Compensatory element of stock transactions           41,250           --
  Depreciation and amortization                        58,976       18,457
  Selling and administrative expenses                 238,595      128,553
                                                  -----------   ----------
    TOTAL COSTS AND EXPENSES                          535,278      246,531
                                                  -----------   ----------
    OPERATING LOSS                                   (355,026)     (78,241)
                                                  -----------   ----------
OTHER EXPENSES
  Interest                                        $    87,466       77,878
                                                  -----------   ----------
    NET LOSS                                      $  (442,492)  $ (156,119)
                                                  ===========   ==========
    Preferred Dividend Series AA                  $     3,912   $       --
                                                  -----------   ----------
    Net loss applicable to common shareholders    $  (446,403)  $ (156,119)
                                                  ===========   ==========
Basic and Diluted Net Loss Per Share              $     (0.02)  $    (0.02)
                                                  ===========   ==========
Weighted Average Number of Common
  Shares Outstanding - Basic and Diluted           18,206,122    8,473,465
                                                  ===========   ==========

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

                            WEB2 CORP AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the Nine Months Ended
                                                           September 30
                                                     -------------------------
                                                          2006         2005
                                                      -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(1,261,302)  $(533,059)
                                                      -----------   ---------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Deferred preferred dividend                            18,942          --
    Depreciation and amortization                         174,118      35,778
    Compensatory element of stock transactions            240,588          --
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets            (220,007)    (48,255)
    Accrued expenses and other current liabilities        272,409     364,931
                                                      -----------   ---------
      TOTAL ADJUSTMENTS                                   486,051     352,454
                                                      -----------   ---------
      NET CASH USED IN OPERATING ACTIVITIES              (775,252)   (180,605)
                                                      -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                          (47,250)    (71,846)
  Purchase of ByIndia                                     (40,000)         --
  Purchase of Web 1000 intangible assets                   (5,759)         --
                                                      -----------   ---------
      NET CASH USED IN INVESTING ACTIVITIES               (93,009)    (71,846)
                                                      -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loans from shareholder                      507,500          --
  Proceeds from Bridge Loan                               149,500          --
  Proceeds from sale of common stock                      106,000     252,500
                                                      -----------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES       $   763,000   $ 252,500
                                                      -----------   ---------

                            WEB2 CORP AND SUBSIDIARY

                                                            For the Nine Months Ended
                                                                  September 30
                                                            -------------------------
                                                                 2006       2005
                                                              ---------   --------
NET (DECREASE) INCREASE IN CASH                               $(105,261)  $     49
CASH - Beginning                                                141,764      1,176
                                                              ---------   --------
CASH - Ending                                                 $  36,503   $  1,225
                                                              =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest                                                  $      --   $     --
    Taxes                                                     $     311   $    455
  Non-cash investing and financing activities:
    Repayment of Debt through issuance of common stock               --         --
    Conversion of accrued liabilities                           108,247         --
    Conversion of debt                                          412,266         --
    Conversion of preferred stock                               102,732         --
  Issuance of common stock in connection with
    employment agreements                                            --    (24,000)
  Issuance of common stock in connection for
    consulting services                                         (30,000)   (20,000)
    Notes payable issued for services rendered                       --         --
    Accounts payable converted to note payable                       --         --
    Common stock issued for stock subscription receivable            --         --
    Loan payable converted to contributed capital                    --         --
    Note payable issued to acquire fixed assets                      --         --
    Equity - issuance of common stock                                --    119,000

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Going Concern and Managements Plans

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $13,400,000 from inception of the Company through September 30, 2006, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at September 30, 2006 was $3,002,195 and its current liabilities exceeded its current assets by $3,368,741.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

d. Revenue Recognition Policy

Revenue recognized through September 30, 2006 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

e. Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of September 30, 2006, the allowance for doubtful accounts was $-0-. Bad debt expense was $-0- for the three months ended September 30, 2006 and 2005.

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

                                                        Nine Months Ended
                                                          September 30,
                                                    ------------------------
                                                        2006         2005
                                                    -----------   ----------
Net loss (numerator)                                $(1,261,302)  $ (533,059)
Weighted average shares outstanding (denominator)    16,670,208    1,436,391
                                                    -----------   ----------
Net loss per share amount                           $     (0.07)  $    (0.37)
                                                    ===========   ==========

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

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

g. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets." SFAS No. 153 amends APB Opinion No. 29, "Accounting for Non-monetary Transactions," to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company will be required to apply this statement for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140." SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of September 30, 2006.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

i. Advertising Costs

Advertising costs are expensed as incurred. For the periods ended September 30, 2006 and 2005 advertising expenses were $23,343 and $1,445, respectively.

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

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

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

Property and equipment consists of the following at September 30, 2006:

Computer equipment               $ 365,004
Office equipment                     2,611
Websites                           471,000
                                 ---------
Total                              838,615
Less: accumulated depreciation    (479,109)
                                 ---------
Property and Equipment, Net        359,506
                                 =========

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was $174,118 and $35,778, respectively.

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Convertible Debentures

Convertible debentures at September 30, 2006 consist of the following:

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

      c. On July 1, 2005 a convertible promissory note holder,
      Michael Gunther, assigned his $5,000 convertible promissory note from 110 Media Group, Inc. to Vanguard Capital LLC and
      Blue Ridge Services. Blue Ridge Services in turn assigned its portion of the note to Spidey Consultants. On August 9, 2005,
      Vanguard Capital LLC and Spidey Consultants converted the note, plus accrued interest of approximately $2,505 into an aggregate
      of 60,000 post-split shares of the Company's common stock.             -0-

      d. On July 18, 2006 the Company entered into a convertible debt agreement with Empire Financial Group, Inc., due one year from closing, bearing interest at 15% per annum. The dentures
      contain a provision for conversion, at the holder's option including accrued interest at a conversion price 50% of the price of the shares sold in a secondary offering. The
      convertible includes a warrant in the event they have not
      converted in the secondary offering, or if no such offering shall have been completed, to purchase one dollars' worth of common stock for every two dollars of debenture principal
      purchased by them in the Offering, at an exercise price fo 120%
      of the closing bid price of shares of Common Stock on the date
      hereof.                                                            149,500

                                                                        --------
        Total convertible debentures                                     249,500
        Less: current portion                                            249,500
      Long-Term Debt, Net of Current Portion                                 -0-
                                                                        --------
                                                                        $     --
                                                                        ========

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Notes Payable to Stockholders

As of September 30, 2006, certain stockholders had advanced to the Company $1,653,515.73 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due November 15, 2006. Certain shareholders converted accrued interest of $101,717.44 and principal of $387,265.76 into 2,867,086 shares of common.

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

As of September 30, 2006 William Mobley, Chairman of the Board and Andre Ford, President advanced the Company $744,006 and $263,503, respectively. Interest at 6% per annum and due in full January 2007.

As of September 30, 2006 two stockholders advanced the Company $37,000 and $8,750, respectively. Interest at 6% per annum and due in full January 2007 and on demand, respectively.

As of September 30, 2006 related company advanced the Company $279,853. Interest at 6% per annum and due in full January 2007.

Accrued interest as of September 30, 2006 on these notes amounted to $495,070.45 and is included in accounts payable and accrued expenses. (see Note 7)

NOTE 7 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at September 30, 2006 consist of the following:

Interest                       $582,536
Deferred Preferred Dividends      4,889
Professional fees                28,500
Accrued Compensation            121,079
Other                            69,842
                               --------
                               $806,846
                               ========

                            WEB2 CORP AND SUBSIDIARY

                        (formerly 110 Media Group, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Stockholders' Deficiency

                            Series AA Preferred Stock

On December 2 and December 3, 2004, Web2 Corp (the "Company") entered into two Series AA Stock Purchase Agreements (the "Agreements") with Bruges Realty Corp Charitable Remainder Trust (the "Investor") relating to the private placement of an aggregate of 438,000 shares of newly authorized Series AA Preferred Stock ("Series AA Shares"). The Investor purchased 200,000 Series AA Shares on December 2, 2004 and an additional 238,000 Series AA Shares on December 3, 2004, each pursuant to the Agreements. The purchase price of the Series AA shares was $1.00 per share, yielding proceeds of $438,000, before legal expenses of $7,500. On June 16, 2006 Bruges elected to convert $102,732.50 of principal and $47,267.50 of accrued dividends into 1,000,000 shares of common.

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

NOTE 9 - Commitments and Contingencies

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

                               Purchase Agreement

On July 27, 2006 the Company signed a purchase agreement with Securenext Softwares Private Limited, an Indian Corporation to purchase Intellectual property for $80,000 dollars and 250,000 shares of common stock. As of September 30, 2006 phase I of the purchase agreement has been completed and the company made a good faith payment of $40,000 per the agreement. No revenues or expenses have been realized as of September 30, 2006.

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

REVENUE RECOGNITION

Revenue recognized through September 30, 2006 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

RESULTS OF OPERATIONS -

The following table includes consolidated statements of operations data for the three and nine months ended September 30, 2006 and 2005 expressed as dollar amounts.

                                             Three Months             Nine Months
                                          Ended September 30      Ended September 30
                                        ---------------------   -----------------------
                                           2006        2005         2006         2005
                                        ---------   ---------   -----------   ---------
Revenues
  Website Revenue                       $ 180,252   $ 168,290   $   443,316   $ 194,726
                                        ---------   ---------   -----------   ---------
  Total Revenue                         $ 180,252   $ 168,290   $   443,316   $ 194,726
Costs and  Expenses
  Cost of Revenue                         196,457      99,521       475,883      99,521
  Selling, general and administrative     238,595     128,553       549,469     356,570
  Depreciation                             58,976      18,457       174,118      35,778
  Stock Based Compensation                 41,250          --       240,588          --
                                        ---------   ---------   -----------   ---------
  Total operating expenses                535,278     246,531     1,440,058     491,869
                                        ---------   ---------   -----------   ---------
  Operating Loss                         (355,026)    (78,241)     (996,742)   (297,143)
Other Expense
  Interest                                 87,466      77,878       245,619     235,917
Net Loss                                $(442,492)  $(156,119)  $(1,242,360)  $(533,059)
                                        =========   =========   ===========   =========
Preferred Dividend Series AA            $   3,912   $      --   $    18,942   $      --
                                        ---------   ---------   -----------   ---------
Net loss applicable to
  common shareholders                   $(446,403)  $(156,119)  $(1,261,302)  $(533,039)
                                        ---------   ---------   -----------   ---------

The following discussion relates to the historical financial statements of Web2 Corp and subsidiary and should be read in conjunction with the consolidated financial statements and related notes.

Results of Operations - Comparison of Three Months Ending September 30, 2006 and 2005

Revenues

Our total revenues were $180,252 for the quarter ended September 30, 2006 an increase of $11,962 from the corresponding period in 2005. All of our revenue during the quarters ended September 30, 2006 and 2005 were derived from the sales from our website. We believe revenues generated by Web2 Corp's website will increase in 2006 due to the acquisition of Web1000 property and additional product offerings.

Cost Of Revenues

Our cost of revenues was $196,457 for the quarter ended September 30, 2006, an increase of $96,936 from the corresponding period of 2005. The increase in cost of revenues resulted primarily from the acquisition of the Web1000 property costs needed in the promoting and marketing of our websites.

Depreciation and Amortization

Depreciation and amortization were $58,976 for the quarter ended September 30, 2005 an increase of $40,519 over the corresponding period in 2005. The increase in depreciation and amortization is a result of computer equipment purchases which is being depreciated over 3 years as well as the amortizing of Web1000 property which is also being amortized over 3 years.

Selling, General and Administrative

Selling, general and administrative expenses were $238,595 for the quarter ended September 30, 2006, an increase of $110,042 over the corresponding period in 2005. The increase in selling, general and administrative expenses resulted primarily from increased salaries for employees, as well as for accounting and legal services rendered.

Results of Operations - Comparison of Nine Months Ending September 30, 2006 and 2005

Net revenues increased by 128% from $194,276 for the period ended September 30, 2005 to $443,316 for the period ended September 30, 2006. The improvement in revenues was a result of the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Depreciation and amortization increased from $35,778 for the period ended September 30, 2005 to $174,118 for the period ended September 30, 2006. The increase is due to the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Selling, general and administrative expenses increased from $365,570 for the period ended September 30, 2005, to $549,469 for the period ended September 30, 2006. The increase is due to the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Interest expense increased from $235,917 for the period ended September 30, 2005, to $245,619 for the period ended September 30, 2006.The increase is due to the restructuring of debt and additional loans received during 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, our cash totaled $36,503.

Net cash used in operating activities was $775,252 for the period ended June 30, 2006 compared to $180,605 for the period ended September 30, 2005. The increase in cash used relates to the company restructuring in December 2005.

Net cash used by Investing activities was $93,009 for the nine months ended September 30, 2006 compared to net cash used in investing activities of $ 71,846 for the same period last year. The decrease in cash flows from Investing Activities was due to the recapitalization of Global Portals.

Net cash provided from financing activities was $763,000 for the nine months ended September 30, 2006 as compared to net cash provided in financing activities of $252,500 for the nine months ended September 30, 2005. The $763,000 represents loans made to the Company by related parties, repayment of loan principal and the sale of common stock of $106,000.

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

COMMITMENTS

Our commitments that are required to be disclosed in tabular form as of September 30, 2006 including a subsequent employment and consulting agreements entered into through September 30, 2006, are as follows;

                                        2006       2007      2008      2009      2010
                                      --------   -------   -------   -------   -------
Convertible Debentures (in default)   $125,000        --        --        --        --
Notes payable - Global                $ 52,275        --        --        --        --
Due to Stockholders                   $281,576        --        --        --        --
Redeemable preferred                  $471,215        --        --        --        --
Operating leases                      $ 44,436    44,436     7,406        --        --
Employment agreements                 $240,000   240,000   240,000   240,000   240,000
Consulting agreements                 $ 60,000        --        --        --        --

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

Dated: November 10, 2006             WEB2 CORP


                                     By: /s/ William Mobley
                                         ---------------------------------------
                                         William Mobley, Chief Executive Officer


                                     By: /s/ Darren Cioffi
                                         ---------------------------------------
                                         Darren Cioffi, Chief Financial Officer