Form 10KSB
period 2006-12-31
Web2 Corp
filed 2007-04-17
CIK 824104

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ______________ to________________

Commission file number 000-29462

WEB2 CORP.
(Name of small business issuer)

Delaware	13-4127624
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Lucerne Circle, Suite 600, Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 540-0452

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock Par Value $.001

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $527,043

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $15,042,669 based upon the average bid and asked price of $1.28 as reported by the OTC Bulletin Board as of April 13, 2007.

The Company had 24,763,889 shares of common stock outstanding, as of April 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

ITEM 1. BUSINESS

Overview

Web2 Corporation is an Internet technology company focused on improving the ways people and businesses utilize the power of the Internet. We specialize in rapid adaptation of technologies to address new markets of users by reducing the level of technical skills required, simplifying useful products, and lowering prices. We are a development-stage company with a slate of projects that are expected to launch in the near term. Web2 has identified four key product lines that it believes are well positioned for success.

Market Gap	Web2 Solution	Description

Small Business (SMB) E-Commerce is too difficult and expensive for the average small operator to use…many eBay merchants want to "graduate" to their own website	Chamber of E-Commerce www.chamberecommerce.com	Easily created, impressive, fully Integrated E-Commerce websites including payment processing and marketing tools $19.95/mo…as AOL is to Consumers, Web2 is to small and micro businesses

Between MySpace and Paid Websites there is a market for free advertising based website hosting and basic site building tools	Web1000 www.web1000.com
Free advertising supported hosting…Web1000 has over 500,000 registered accounts generating significant daily A next generation search engine designed by Indians for Indians…as Baidu is to China, so ByIndia is to India

India is the second-largest population on Earth (soon to surpass China) and the fourth-largest Internet population; no dominant Indian search engine has emerged	ByIndia www.byindia.com

MySpace technology applied to business needs…the new CRM and corporate community forum…if companies don't do it, customers will (googlesucks.com)	Communites 2.0 www.communities2.com	Customized communities to engage customers on a new scale and depth…think MySpace for the Golf Channel, Habitat for Humanity, or SeaRay traffic that views advertising

We generate revenues through a mix of subscription service fees, advertising, and revenue sharing activities. Consumers utilize free advertising-based services and paid ad-hoc services such as classified ad postings or auctions of personal items. Businesses utilize fee-based subscription services and revenue sharing services that allow them to conduct, promote, and support their enterprises online.

The company plans to compete by devising better products that are easier for customers to use while substantially lowering price as compared to industry leaders. These products encompass an array of business models, but are generally characterized as high margin and scalable in nature. Low fixed costs and high marginal profitability allow Web2 to pursue a price leadership strategy that we believe will be disruptive to incumbent competitors.

Web2 strategy is to develop, or rapidly adapt and add value to emerging web products that are gaining market traction to make them useful to new adjacent markets. In many cases our goal is to convert popular consumer products to business use. The company utilizes the latest Internet technologies and a rapid development cycle to sustain a constantly improving product schedule. This competitive edge is aided by twenty-four hour productivity of development teams in Orlando, Florida and India. This speed and flexibility allows the company to rapidly adjust to market changes and to exploit opportunities as they appear.

The company is headquartered in Orlando, Florida. It is publicly traded on the OTCBB under the symbol WBTO.

Corporate History

We were originally organized as a Colorado corporation and our name was Medical Management Systems, Inc. ("MMGS") in 1987. In August 2000, we reincorporated in Delaware and changed our name to Dominix, Inc.

In January 2001 we acquired International Controllers, Inc. ("ICON"). We became a shell corporation as a result of the sale of ICON in April 2002. On December 5, 2003, we completed the acquisition of Jade Entertainment Group, Inc. (“Jade”) by way of merger through the Company's wholly owned subsidiary, Jade Acquisition Corp. by issuing 743,750 shares of common stock and 82,167 shares of its Series B Convertible Preferred Stock, which was converted into 6,834,631 shares of our common stock on June 4, 2004, together representing 36% of the Company. This transaction was been accounted for as a reverse merger with Jade the acquirer of the Company. The reverse merger was accounted for as a recapitalization and the stockholder's equity was retroactively restated to the inception of Jade, July 5, 2001. On March 30, 2004, Jade entered into a database license agreement with MarketShare Recovery, Inc. (“Marketshare”) The license permitted us to utilize Market Share's proprietary database without having to acquire MarketShare. MarketShare and Jade are related parties in that they have the same management.

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

In July 2006, we changed our name to Web2 Corp. As a result of the foregoing, our operations are conducted by Web2 Corp., the parent company and Global Portals, our wholly owned subsidiary.

Our Mission

Our mission is the innovative, rapid adaptation of Internet technologies to solve problems and simplify Internet usage. We believe this is a profitable, evergreen business opportunity with substantial customer benefits. Our core guiding objectives serve the consumer and our shareholders:

•	Target… market gaps and areas of frustration or friction in the marketplace

•	Simplify… reduce the level of product complexity and the required technical prowess of users

•	Leverage… the latest technology, imagination and common sense

•	Integrate… intuitive technologies, functions, features and benefits

•	Advance… leapfrog established incumbents, deliver dream products/services

•	Profit… sell products and services that people desire at a solid margin

We believe these provide a straightforward strategic guide for sustaining a strong competitive position.

Our Value to Customers

Web2 makes the Internet easier to use for a large group of non-technical people. We produce products to overcome the frustrations of average users.

Some of the key benefits we offer to users include:

Small Business Customers

Web2 make it easier for small businesses to use the internet. We do this by creating products that are straightforward and easy to use at a low price. Small business users face common problems and challenges that Web2 products are engineered to solve.

We reduce the technical proficiency required for conducting business on the Internet by packaging pre-engineered solutions that our customers may modify via simple controls to deliver professional results. We believe there is a substantial market of small business owners/operators that tend to have limited technical abilities and available technical resources. Creation of a basic website is beyond the capability of this audience. Few can produce a site with shopping and payment processing capabilities. Small business owners do not generally possess the requisite skills to utilize industry-standard tools to launch and maintain a well-designed site.

We reduce the time required to begin conducting business on the Internet by providing intuitive, easy-to-use tools and simple guided processes that enables immediate productivity. In order to embrace the web, small operators either enter a steep learning curve to learn the technology of the Internet, or they must engage third-party providers. The time to learn graphics design, web design, coding, security, integration of e-commerce payment processing, and web marketing is significant. Web2 eliminates this requirement to substantially shorten the time for a business to get online.

Alternatively, a small business may hire a developer to do the work for them. In this case they must find, educate the developer about the business, work with the developer to outline a site and spend a significant amount of time and energy managing the process. This is a slow process that can result in launch delays. Web2 lets businesses of all sizes translate their vision directly into a working product in minutes.

We reduce the cost of conducting business on the Internet compared to both competitive service providers and third-party contract developers. Lost time and the potentially significant cost of third-party developers can make the Internet appear unattractive to potential business users. Cost of launching, changing and maintaining websites is material via traditional industry channels. Prices for these services can range from several hundred to tens of thousand of dollars plus the monthly cost of hosting. Once a business engages a vendor, it finds that it is constantly dependent upon the developer for the updates and changes to the site that occur in the natural course of business. In our experience we find this situation to be frustrating to the small operator and in many cases is a deterrent from utilization o the Web at all. Web2 pursues a price leadership strategy that substantially reduces the cost of going online. One low flat monthly fee covers all of the services required to launch, operate and conduct business online. In many cases the cost of traditional channels may be a substantial multiple of the low prices charged by Web2. We deliver an unprecedented value that lowers the risk of engaging the Internet for small businesses.

We produce a better quality Internet presence with a variety of options that rival large custom-developed sites. The quality of traditional web development vendors is uneven and resultant product is often poorly designed, technically flawed, and weakly documented. Web2 provides fully functioning, professionally designed frameworks that are easy for customers to modify and customize to reflect their business. We provide a selection of sophisticated modules with advanced functions that customers can deploy, depending upon their needs, to engage their audience. The ability to maintain integrity of the site, including its look, feel and functionality are simplified and the power is placed in the hands of the business owner who can focus on content rather than coding, mechanics and layout.

We integrate marketing tools to help customers attract an online audience. Web marketing is a dynamic, specialized field. Search engines drive a significant proportion of traffic to websites. In order to tap this resource a business must be proficient at optimizing its web pages to be listed at the top of relevant search results for keywords associated with its products or services. Search engines utilize algorithms that must be monitored and reverse-optimized on a constant basis. Violation of search engine rules can severely penalize a well-intentioned web marketer. Email is also a specialized field that must be mastered to yield results without running afoul of anti-spam rules. Affiliate programs are a powerful tool for creating networks of vendors for a product. These demand research, money and a dedicated devotion of time to generate results. Web2 integrates the fundamental tools of these promotional arts into its products and offers advanced features to customers on a paid basis.

We offer timely products that keep our customers trend-right. Internet trends move very fast from early adopters to mainstream audiences. Web2 believes it can identify market trends early and rapidly develop improved products to present useful solutions to our customers. For non-technical operators, this is a valuable benefit that improves their competitive position on the Internet.

We provide online auction users a migration path to an e-commerce solution they can own at comparable cost. It is our belief that many users of popular online auction systems seek a more flexible, customizable method of conducting Internet commerce that they can own. Our systems enable the operator to tailor their online persona with fewer restrictions on what they can and cannot do to present their products and services. Users are able to directly market via targeted keyword purchases and optimization on search engines to bring prospective customers to their own websites as opposed to bringing them to the online auction site where numerous competitors are readily accessed by consumers.

We provide reassurance and support for customers unfamiliar with the Internet. Web2 lowers anxiety related to entering the Internet as a business platform. We strive to make the user experience a logical, plain English, non-threatening process that allows ordinary non-technical people to utilize the Internet for productive business purposes. We rely on ease of use and price leadership as a strategic marketing tool that will generate positive word of mouth promotion via our users.

We lower the cost of local advertising. Internet marketing has focused on keyword relevancy to deliver topically interested users to advertisers. In effect, this creates a global marketplace and expands competition for goods and services. It does not optimally serve local businesses who thrive on customers within

General Internet Users

We provide tools that simplify the Web for Internet users of all demographic, geographic and social profiles. We do this by aggregating and consolidating a myriad of free services into logical tools that allow them to find relevant information, communicate with their peers, link to their community, generally express themselves to a broad audience, and conduct the transactions of their life.

We simplify web usage by bringing together commonly used tools in one place. It is our observation that most users utilize a fraction of the features provided by competing applications. Many competing products add a glut of features that only serve to complicate processes and frustrate users. Web2 targets this frustration by bringing the core functionality of multiple competing products into one place with one common set of controls to learn. We provide simpler versions of the most used applications in one easy-to-use product.

We focus on localization of the Internet to improve its relevance in our user’s everyday life. We believe there is a gap in productivity of the Internet as it applies to local markets. The Internet in its first iteration has served to connect the global community. Many products and services have evolved to more efficiently organize a global audience and global information, but few products have successfully levered Internet capabilities to address local markets where people conduct the vast majority of their lives, learning, transactions and communications. Web2 strives to address this audience by creating localized centers of aggregation and tools that invert the process of trying to locate information. Traditional online search, auctions and other listings try to accumulate the entirety of the universe of information and then let consumers sift it down to their “needle in a haystack.” We reverse the process and start with a local pile of needles, expanding the scope of the search geographically to reach further into the world if the user so desires. This eliminates the “20 out of 2,347,986 results” that current processes produce which makes us faster and more relevant for the majority of users.

We create living, real-time local communities. “Web2.0” is the descriptor of a new generation of products, services and capabilities on the Internet. One of its hallmarks is the sharing of information and the concept of self-creating content. Web2 intends to build on these capabilities to deliver a new form of convergent local information service. In our view, a system that allows people to interact at a street and neighborhood level provides an unprecedented integration of technology and local life. In such a system local news, information, auctions, listings, search, video and other threads of the fabric of local life are weaved into a fabric by the people themselves. Anyone can post information that they feel is important for their neighbors to know. Births, deaths, graduations awards, a rabid raccoon on 5th street, meeting announcements, activities, local business offers, neighbor classifieds, auctions and many other elements come together. Regional information is also provided and users may expand to a larger geographic reach as desired.

We provide free utilities and services for users under advertising supported business models. Consumers can find a wide assortment of valuable and useful services, tools and information available at no charge via Web2 products. Targeting niche markets, consumers may avail entertainment, information, news, utilities for the Internet, utilities for their computer, tools for creating communities and other content. Free web hosting services allow individuals, groups, non-profits and other users to post their websites to our sub-domain system. While providing true value to users, the aggregation of audiences targeted by interest allows Web2 to derive advertising revenues.

We migrate emerging online services and products from the U.S. to other geographical markets in their local languages. India is the fourth largest Internet market in the world. We intend to adapt proven products to meet the social and language needs of this large audience. This rapid follow-on strategy gives the latest products to online customers in foreign markets and secures an early market position for Web2.

Corporations and Specialized Organizations

The Internet changes everything for companies, charities, political parties and other cultural organizations. These groups face incremental new challenges in communicating with their customers and constituents in the Internet 2.0 world. Increasingly the online population has a substantial amount of information at their fingertips. They can assess situations, opportunities, products and services for themselves as opposed to relying on “experts” that provided such insight in the past. Companies that fail to acknowledge the new real-time realities of the Internet do so at their own risk. Blogs, online social communities, and negative websites (www.Googlesucks.com) can accelerate dispersion and expansion of sensitive information, irrespective of factual accuracy, to a global audience. Web2 services this customer base by providing easily implemented, cost effective solutions to actively harness the new community of online consumers.

We provide a new set of tools for companies and organizations to actively embrace their constituents. Proactive companies and groups seek tools such as those offered by Web2 to try to channel and capitalize on both good and bad communications with customers, supporters, and the public at-large. Each customer touch point is an opportunity to expand sales and the depth of customer relationships. The best run companies utilize this new capability of real-time customer relationships as a competitive advantage to stay abreast of the market and their product position therein.

These products address any opportunity where groups of people aggregate around common interests. Golf, motorcycles, crafts, charities, political candidates, political issues and a universe of other special interest opportunities exist where a client has already begun to build the audience. Web2 products simply deepen the level of audience interaction.

Products and Services

Our product development philosophy is built upon rapid and continuous innovation, with frequent releases of early stage products that we seek to improve with every iteration of the development cycle. Our current principal products and services are described below.

Website Builder and E-Commerce

We are focused on building products and services that benefit our users by helping them to conduct their business on the Internet. We offer our services and products through a number of our sites such as chamberecommerce.com, websiteowner.com, and websitesuperstore.com. Products are also intended to be sold through private-label partner channels.

We endeavor to provide non-technical entrepreneurs with the ability to easily and effectively put their business on the Internet. By assembling and integrating all of the parts of an Internet business in one place, we offer a total solution for the business community. A customer gets their own URL (web address), easy-to-use website builder, site hosting, shopping cart, credit card processing (if required) and Internet marketing tools in a secure, efficient and affordable bundle. Some key features of our products include:

•	Pre-configured, professionally designed, tested, live websites (not templates that must be made into a website)

•	Web-stores with integrated shopping carts that match web design

•	URL ownership

•	Processing account for accepting credit card, PayPal and other forms of payment

•	Photo Galleries

•	Online Surveys/Polls

•	Hosting of all services with automatic backup, redundancy and security

•	Marketing including search engine optimization, affiliate programs, email, newsletters, and Chamber of Ecommerce Associate membership

•	Shipping support via partner arrangements

•	Reports providing information that allows owners to focus on doing business versus managing technical site details

•	Advertising sales for site banners

•	Purchasing discounts on goods and services via partner network

•	Extensive business support library of tools, articles and e-books

•	24/7/365 friendly, helpful support

Compared to the cost and effort of buying each of these elements individually and combining them into a working website, our bundles are a tremendous value. Our products are intended to save businesses significant money and considerable time and effort in launching a web business. More importantly, our products allow a business owner to actually focus on their BUSINESS, not on SSL Sockets, PHP scripts, server authentication, FTP access, ASP, HTML, and all the other arcane details of putting up a website. Just like automobile engineers have packaged the immense complexity of a vehicle’s workings into a key, gear shift, steering wheel, and pedals that drivers easily master, our products do the same for online business. And just like vehicle markets offer a wide array of models, we provide a vast assortment of website styles, shapes, and functions to suit each business’s unique needs. A buyer simply picks out the website that fits their product, industry, desired functionality and personality. In some cases we can actually provide the entrepreneur with a fully stocked store that is ready for market. In others it lets the business owner uniquely customize every aspect of their site. Our goal is to provide everything a web business owner needs and to be their partner for life.

Basic Builder

Our Basic Builder package is targeted to non-business entities with a need for a simple, reliable Internet presence. Priced at $0.99 per month, the Basic package provides a basic website, limited hosting space and use of our website builder to users such as associations, church groups, scout groups, teams, leagues, school organizations, charities, clubs and other non-business groups. The Basic Builder package is intended to give an organization that does not necessarily possess technical expertise, a professional website with a minimum expense of time, effort and cost. Users can upgrade to add email services and increase storage capacity at any time for an additional charge.

Business Package

Our Business package is intended for non-transactional businesses that desire to post their information on their own website on the Internet. Targeted clients include lawyers, dentists, doctors, accountants, plumbers, electricians, and any other type of service or professional business that can benefit from the Internet as a means to provide information to its prospective and current customers. Priced at $9.95 per month with a one-time $9.95 sign-up fee, the Business package includes a domain name (website address), professional website with an unlimited number of pages, site hosting, email and use of our website builder. This package enables businesses to create its online brochure including interactive photo galleries, polls, and news other information that begin with hundreds of professionally designed templates. It has been engineered to allow a small business owner to create a very presentable website in just a few minutes.

Webstore Package

For businesses that transact sales on the Internet, our Webstore package provides an easy, affordable, one-stop solution. This package is intended to make entering the world of e-commerce much easier for business owners that prefer to build their own site. It enables business owners to focus on their products, services and customers as opposed to software coding and other technical matters typically associated with building a website. A business owner receives their own domain name (website address), a professional website with an unlimited number of pages, site hosting, email, use of our website builder, an integrated shopping cart, and payment processing account for the price of $19.95 per month. Integration of the website, shopping cart and payment processing simplifies the process of creating a site and maintains a common look and feel of the site across the elements. No technical knowledge is required.

Custom Development

Some customers prefer to hire us to create their website for them. They may prefer to outsource this work, or they may require specialized functionality that exceeds the capability of our website builder products. This service is also utilized by builder customers who have built their own site, but need a customized application or database developed. We listen to the customer’s needs and provide a quote for customized coding work. Billing is based on expected time required to develop the requested elements.

Upgrades and Add-on Services

We offer upgrades to our basic packages and add-on products. Users may opt to add email, expand storage, or optimize their site for search engine ranking. These services are fee-based and may be recurring or one-time in nature. Users may opt in at the time of initial purchase, they can opt in later, or they may respond to email promotions we send from time to time.

AdAgencyPro.com

AdAgencyPro is our central advertising sales point which enables advertisers to purchase ads across the Web2 properties. Advertisers are able to target the websites and audiences they wish to reach using our automated tools with little or no assistance. Buyers enter text-based ads into our system, or supply links to their ad server to populate banner and other visual ads. Ad insertion is automated with the advertiser specifying the location, frequency, timing and budget for click through and display ads.
Webmasters may also opt into our eWebTeam affiliate network via AdAgencyPro. In this program they can opt to sell their products via our affiliate network, or they can opt to sell other affiliate’s products on their site. An affiliate network is an Internet sales network that is able to track the source of leads that produce sales and pay the referring site an agreed affiliate commission. Affiliate networks are an effective means of creating broad product distribution. It costs nothing to engage until a sale is made, at which time the seller pays the referring affiliate a sales commission. eWebTeam administers the process, tracks the affiliate referrals, and acts as the escrow account to assure payment of commissions. eWebTeam earns a percentage of sales as its compensation.

ByIndia.com

India is the second largest nation in the World by population and the fourth largest by number of Internet users. ByIndia.com is a complete first generation search engine (similar to Google) tailored for this large growing market. It provides easy access to millions of Indian web pages in a manner consistent with the culture, practice, and language of the Indian population. It is our belief that our integrated features will be embraced as the preferred tool to help Indian people find exactly what they are looking for in India on the web. The ByIndia.com search experience also includes:

•	Advanced Search Functionality - Enables users to construct complex queries using Boolean logic and other relevancy index schemes.

•	Spell Checker - Detects mis-spellings or potential typing errors and suggests alternative search terms.

•	Indian Index - The results produced are directly related to India and Indian websites, so users can find the Indian information they are seeking without many iterations.

•	Indian Website Directory - Ability to browse lists of Indian websites by category and by state; provides fast targeted information.

•	Free Classified Advertisements - Searchable classified ads create an online market for goods and services.

•
Free Blogs - Easy-to-use free blog builder allows users to begin publishing instantly. Blogs are web pages usually made up of short, informal, frequently updated posts that are arranged chronologically. Blogs can facilitate communications among small groups or to a worldwide audience in a way that is simpler and easier to follow than traditional email or discussion forums.

ByIndia generates revenue primarily from keyword contextual advertising sales. The product encompasses a complete advertising sales module that automates an auction system for keywords and paid placement advertising. Paid placement ads take the form of display ads, or text ads that are given preferred top-level positioning.

ByIndia.com was acquired by Web2 Corp from Securenext, an Indian development firm in July 2006. Web2 and Securenext have entered into a consulting arrangement under which Securenext provides technical development and some elements of operations management.

Community Builders

The Internet offers a unique opportunity and method for people with similar interests to congregate online in what are known as social networks. MySpace.com has become the largest example of a first generation social network. People are able to build a profile page that presents their interests, personality, talents, information and general history on a network that is browse-able by other members. The advantages of this form of social network are that it is always on, it connects people regardless of geography and it is easier than building a dedicated webpage.

Web2 has applied this general concept to specialized groups and corporations as a means to create living communities of customers and constituents. Adding the social network infrastructure to situations where a group has already been formed deepens the group relationship. Applications include television programming and networks where the one-way communication from content provider to customer is turned into a real-time, two way relationship that becomes a self-sustaining, self-creating community around the core interest. The scope can incorporate e-commerce, auctions, forums and blogs to foster participation commercially, professionally, and personally.

The Web2 concept works well for strong brands, companies, charitable/cause-related organizations, political parties/ campaigns, community groups and social organizations. Each can use Web2 Community 2.0 to create, manage and monitor their user base to gain immediate insights into opinions, mitigate misleading or untrue information, disseminate information, build loyalty, and profit from transactions. Community 2.0 is licensed on a recurring monthly basis with revenue sharing options for advertising, auctions and e-commerce where appropriate.

Audience Aggregation System

Web2 has created a series of services that are positioned to attract internet users via free services, entertainment, social networks and special interest websites. We are skilled in the art of search engine positioning of such properties to drive context specific traffic to these sites. The result is daily traffic that ranges from 400,000 to 1,500,000 visitors in aggregate. Web2 utilizes this audience by placing advertising on the sites, redirecting broken link traffic (404 error traffic) to context consistent destination websites owned by clients, and placing toolbars on a user’s browser with link and promotional information for other Web2 products. This delivers revenue from advertising sales, traffic brokerage fees, and affiliate program referrals and provides a significant marketing advantage in promoting our paid products. A few of the 300 sites used by Web2 are included below:

•	Web1000.com - Webmaster resource page offering free website hosting with over 500,000 accounts.

•	SickSpot.com - Free video posting site with thousands of entertaining video clips.

•	FreeStuffMakeMoney.com - A free directory of money-saving and money-making opportunities.

•	Chamberecommerce.org - Directory of U.S. Chambers of Commerce

•	MyDigitalSpot.com - Free photo sharing and archiving site

•	HotHomePages.com - Social networking site targeting 18+ audience

Technology

We are a technology company that specializes in making the Internet easier, more productive, and more accessible to non-technical users. We have adapted established products to new uses, applied new technologies to improve old processes and have created entirely new products to address problems, points of friction, frustration, or opportunities to deliver better service. In doing so, we have evolved into a software, technology, Internet, advertising and media company all rolled into one. We employ talented, ingenious people who can develop disruptive, important products at low cost. We employ programming and engineering talent on a global basis with a fluid contractor base that can rapidly be configured for our next targeted project. In doing so we have created a flexible talent pool that allows us to keep our fixed costs low without sacrificing production volume or quality.

We operate our own data centers with key redundancy provided through third-parties. Our networks run on industry-standard platforms with sophisticated clustering schemes to provide maximum efficiency. We utilize specialized code in operation of our networks and servers.

Some elements of our technology include:

Website Builder Technology

We have developed our website builder code from the ground up to create a product with the goal of unprecedented ease-of-use. Our code builds a website using input from the site owner to customize it to their needs. The end-product website contains none of our code. It is not exposed at any time and is protected by industry standard encryption technology known for its reliability.

Our Builder products have a flexible design that allows coupling or uncoupling of modules that deliver various functions to the site. Modules are integrated seamlessly into the website with look and navigation consistent with the rest of the site. One module in particular is e-commerce which enables the user to quickly and easily add items for sale on the website. Integrated into the e-commerce module is a shopping cart and payment processing function that is not found in similar competing products. Payment processing is integrated through ChargeKard International which processes most major credit cards on a global basis. This integration dramatically simplifies the process of creating a website with e-commerce capability.

Web Search Technology

Our web search technology uses a combination of techniques to determine the importance of a web page or directory listing independent of a particular search query and to determine the relevance of that page to a particular search query.

Text-Matching Techniques. Our technology employs text-matching techniques that compare search queries with the content of web pages to help determine relevance. Our text-based scoring techniques do far more than count the number of times a search term appears on a web page. For example, our technology determines the proximity of individual search terms to each other on a given web page, and prioritizes results that have the search terms near each other. Many other aspects of a page’s content are factored into the equation, as is the content of pages that link to the page in question. By combining query independent measures such as PageRank with our text-matching techniques, we are able to deliver search results that are relevant to what people are trying to find.

Advertising Technology

Our advertising program serves millions of relevant, targeted ads each day based on search terms people enter or content they view on the web. The key elements of our advertising technology include:

Flat Pay per Click System. Unlike competing products, we use a simplified $0.01 per click advertising rate in our search engine advertising. This reduces the technical infrastructure required to deliver ads, reduces incentive for click fraud activities to cash in on high priced keywords, increases the speed of ad delivery and eliminates the ability of larger competitors to lock smaller competitors out of the market by buying keywords at inflated prices. Our search technology delivers highly contextual audiences in a geographic region making us a perfect product for small local businesses to reach local clientele. Other advertisements across the network of Web2 sites also utilize flat per-click rates as opposed to an auction system. We are paid only when users click on ads, therefore we have developed ad-builder technology in our search engine and directory products to improve the design, clarity and power of advertisements displayed on our system. Our intent is to simplify the effort of engaging Internet search advertising and to improve its performance, primarily for the underserved local business.

Systems Technology

Our business relies on our software and hardware infrastructure, which provides substantial computing resources at low cost. We currently use a combination of off-the-shelf and custom software running on clusters of commodity computers. Our considerable investment in developing this infrastructure has produced several key benefits. It simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers.

Although most of this infrastructure is not directly visible to our users, we believe it is important for providing a high-quality user experience. We regularly evaluate new hardware alternatives and software techniques and network locations can help to further reduce our operational costs.

Sales and Support

We are just beginning to roll out our sales and support infrastructure. Our plans call for sales and support offices in regional hub markets with representatives deployed in all major U.S. markets.

We utilize direct Internet sales, direct response media and third-party channels to promote and sell our website builder products. Sales processing channels for this product include Internet orders through multiple owned sites under various brands and phone orders through our inbound call center operations via a contracted service provider.

We bring businesses into our advertising network through both online and direct sales channels. Our direct advertising sales team focuses on attracting and supporting small companies from major markets in the U.S. These firms have smaller advertising budgets, but in aggregate represent a massive market. By India ad sales are primarily booked through an automated process that requires little human support

Our global support organization, live-websupport.com provides customer service for all Web2 products. We strive to build products with intuitive user experiences and reliability to reduce customer service and support traffic by design. When the customer still has support needs they have self-help, email, Instant Message, and phone support available in resolving their difficulty.

Marketing

We operate a constellation of brands built around high-quality products and services that make an appreciable difference in people’s lives. We believe delivery of a useful, fairly-priced, product ultimately drives word of mouth viral growth of our products. Our marketing relies on publicity and public relations to cost effectively get word out to the masses about our innovative solutions to common problems. We augment this with direct response advertising that is intended to educate, inspire and motivate customers to buy our products and services. We specialize in Internet advertising and will avail this audience via targeted keyword search advertising, search engine optimization, special purpose blogs, forums that provide useful information, email to parties expressing interest and general text and display advertising.

Our early marketing efforts focus on creating word-of-mouth momentum and using public relations efforts to accelerate it. Over time we will migrate to broader traditional media to create broad-based consumer awareness.

Competition

We face well positioned competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Google, Microsoft and Yahoo.

We also face competition from other web search providers, including companies that are not yet known to us. We compete with Internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted Internet advertising. We may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities.

We compete to attract and retain relationships with users, advertisers and web sites. The bases on which we compete differ among the groups.

•
Users. We compete to attract and retain users of our website builder, search and community products and services. Many of the products and services we offer to users are free. For those that are fee based, we intend to pursue a price leadership strategy to disrupt the value delivered by incumbent competitors to customers. In all cases we target underserved customers, identified pools of Internet user frustration, or opportunities to expand the addressable market for a product category by simplifying and reducing product cost to users.

•
Advertisers. We compete to attract and retain advertisers. We compete in this area principally on the basis of the return on investment realized by advertisers using our advertising inventory, particularly targeting the underserved local business, or targeted Indian population. We also compete based on the quality of customer service, features and product ease of use.

•
Website Owners. We compete to attract and retain website owners that utilize our products to build their online presence. We compete by delivering superior ease of use, better resulting sites, and disruptive pricing for value delivered.

We believe that we compete favorably on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive. Larger, more established companies than us are increasingly focusing on businesses that directly compete with us.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to proprietary technology.

Web2 Corp, Chamber of E-Commerce, and YouGetIt are trademarks under application in the U.S. Our unregistered trademarks include: Web1000, SickSpot, HotHomePages (protected under common law through first use in commerce since 2000), MyDigitalSpot, WebsiteSuperstore, WebsiteOwner, TemplateSuperstore, and ZeroBrand.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use.

Government Regulation

We are subject to a number of foreign and domestic laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world.

In the U.S., laws relating to the liability of providers of online services for activities of their users are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. Likewise, other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users. For example, some French courts have interpreted French trademark laws in ways that would, if upheld, limit the ability of competitors to advertise on generic keywords.

We also face risks from legislation that could be passed in the future.

We also face risks due to failure to enforce or legislate, particularly in the area of network neutrality, where governments might fail to protect the Internet’s basic neutrality as to the services and sites that users can access through the network. Such a failure could limit our ability to innovate and deliver new features and services, which could harm our business.

We are also subject to international laws associated with data protection in Europe and elsewhere, and the interpretation and application of data protection laws is still uncertain and in flux. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws.

Culture and Employees

We take great pride in our company culture and embrace it as one of our fundamental strengths. We remain steadfast in our commitment to constantly improve the technology we offer to our users and advertisers and to our website owners. We have assembled what we believe is a highly talented group of employees. Our culture encourages the iteration of ideas to address complex technical challenges. In addition, we embrace individual thinking and creativity.

Despite our rapid growth, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize corporate hierarchy to facilitate meaningful communication among employees at all levels and across departments, and we have developed software to help us in this effort. We believe that considering multiple viewpoints is critical to developing effective solutions, and we attempt to build consensus in making decisions. While teamwork is one of our core values, we also significantly reward individual accomplishments that contribute to our overall success. As we grow, we expect to continue to provide compensation structures that are more similar to those offered by start-ups than established companies. We will focus on very significant rewards for individuals and teams that build amazing things that provide significant value to us and our users.

At June 30, 2006, we had 24 employees and 24 contractors, consisting of 24 in research and development, 4 in sales and marketing, 4 in general and administrative and 10 in operations. Most of Web2’s employees, except temporary employees and contractors, are also equity holders, with significant collective employee ownership. As a result, many employees are highly motivated to make the company more successful.

RISK FACTORS

Risks Related to Our Business and Industry

We have a history of losses and we may not become profitable.

For the year ended December 31, 2006, we had net sales of $527,043, as compared to net sales of $ 275,412 for the year ended December 31, 2005. For the year ended December 31, 2006, we incurred a net loss of $2,617,974, as compared to a net loss of $586,797 for the year ended December 31, 2005. At December 31, 2006, we had a stockholders’ deficit of $4,072,043 and a working capital deficit of $4,498,367. We expect to sustain a loss for 2007.

As a result, we will need to generate significant additional sales in order to become and maintain profitability. We cannot assure our shareholders that we will achieve significant additional sales, or that we will again be profitable and, if so, that we can sustain profitability into the future. It is possible that we may encounter unexpected expenses. If the time required to generate significant sales and return to profitability is longer than anticipated, we may need to obtain working capital in the future. There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs. We cannot assure our shareholders that additional capital will be available to us in the future on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our business activities essential to operate profitably would be significantly limited.

Our available cash is limited. We may need to raise additional capital.

At December 31, 2006, we had a stockholders’ deficit of $4,072,043. At December 31 2006, we had current assets of $222,287 and current liabilities of $4,720,654, resulting in a working capital deficit of $4,498,367. At December 31, 2006, our notes payable to related parties was $2,914,361. We believe that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level. However, if we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

Similarly, there can be no assurance that sales will continue to increase or even maintain current levels. If we continue to experience cash flow difficulties, then we may need to obtain capital through equity and/or debt financing. If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders. There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing. The failure of the Company to obtain any such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations.

Our financial statements are subject to a “going concern” qualification.

Our financial statements appearing elsewhere in this report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to return to profitable operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our making additional sales and ultimately returning to profitable operations. No assurances can be made that we will be successful in these activities. Should any of these events not occur, our financial statements will be materially and adversely affected.

We face significant competition from Microsoft, Google, Yahoo and other companies.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation, Google, Inc. and Yahoo! Inc. Microsoft has announced plans to develop features that make web search a more integrated part of its Windows operating system or other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. All of these competitors have more employees than we do. All have significantly more cash resources than we do. These companies also have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. They also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content products and services. If they are successful in providing similar or better products compared to ours or leverage their platforms or products to make their products and services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

We face competition from other Internet companies, including web search providers, Internet access providers, Internet advertising companies and destination web sites that may also bundle their services with Internet access.

In addition to Microsoft, Google and Yahoo, we face competition from other web search providers, including companies that are not yet known to us. We compete with Internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted Internet advertising. Also, we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to an array of commercial products and services.

We also compete with destination web sites that seek to increase their product and revenue base. These destination web sites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users need to access our services through Internet access providers, they have direct relationships with these providers. If an access provider or a computer or computing device manufacturer offers online services that compete with ours, the user may find it more convenient to use the services of the access provider or manufacturer. In addition, the access provider or manufacturer may make it hard to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings, or may charge users to access our websites or the websites of our customers. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than we are in tailoring services and advertisements to the specific tastes of the user.

There has been a trend toward industry consolidation among our competitors, and so smaller competitors today may become larger competitors in the future. If our competitors are more successful than we are at generating a customer base, our revenues may decline.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

We expect our revenue growth rate to decline and anticipate downward pressure on our operating margin in the future.

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed and the following factors, may affect our operating results:

•	Our ability to continue to attract users to our web sites and products.

•	Our ability to monetize (or generate revenue from) traffic on our web sites and through our product offerings.

•	Our ability to attract advertisers to our AdAgencyPro system.

•	Our ability to attract customers to our website builder products, community products, and Indian search engine product.

•	The mix in our revenues between our various products and services.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long term goals over short term results.

•	The results of our investments in risky projects.

•	Payments made in connection with the resolution of litigation matters.

•	General economic conditions and those economic conditions specific to the Internet and Internet advertising.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to forecast revenue from agreements under which we guarantee minimum payments.

•	Geopolitical events such as war, threat of war or terrorist actions.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising. This was followed by a lengthy downturn in ad spending on the web. Also, user traffic tends to be seasonal. Our rapid growth may mask the cyclicality and seasonality of our business. As our growth rate has slows, the cyclicality and seasonality in our business may become more pronounced and may cause our operating results to fluctuate.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, advertisers and website builder customers. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and website builder customers are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer products that are, or that are perceived to be, substantially similar or better than those offered by Web2. This may force us to compete in different ways with our competitors and to expend significant resources in order to remain competitive.

We generate a substantial amount of revenue from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Chamber of E-Commerce customers for a significant portion of our revenues, and we benefit from our association with them. The loss of these customers could adversely affect our business.

We provide website building, hosting, and marketing services to small and medium sized businesses. Customers will not continue to business with us if their investment in our product does not provide, or is perceived not to provide the functions, features, benefits, or results that they expect or desire. If we are unable to remain competitive and provide value to our business service customers, they may stop subscribing to our service or may not pay fees, which would negatively affect our revenues and business.

Our business and operations may experience rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed and we may have to incur significant expenditures to address the additional operational and control requirements of this growth.

We may experience rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position. The required improvements include:

•
Enhancing our information and communication systems to ensure that our offices around the world are well coordinated and that we can effectively communicate with our growing base of users, advertisers and business products customers.

•	Enhancing systems of internal controls to ensure timely and accurate reporting of all of our operations.

•	Ensuring enhancements to our systems of internal controls are scalable to our anticipated growth in headcount and operations.

•	Standardizing systems of internal controls and ensuring they are consistently applied at each of our operations around the world.

•	Improving our information technology infrastructure to maintain the effectiveness of our marketing, sales and customer fulfillment functions.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of users, advertisers and business customers will be impaired and our business and operating results will be harmed.

We believe that a strong brand identity significantly contributes to the success of our business. We also believe that maintaining and enhancing the “Chamber of E-Commerce”, “YouGetIt”, “ByIndia” and “Web2” brand is critical to expanding our base of users, advertisers, business customers and strategic partners. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality products and services, which we may not do successfully.

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats which could limit the effectiveness of our products and services.

A large amount of information on the Internet is provided in proprietary document formats such as Microsoft Word. The providers of the software application used to create these documents could engineer the document format to prevent or interfere with our ability to access the document contents with our search technology. This would mean that the document contents would not be included in our search results even if the contents were directly relevant to a search. These types of activities could assist our competitors or diminish the value of our search results. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If the software provider also competes with us in the search business, they may give their search technology a preferential ability to search documents in their proprietary format. Any of these results could harm our brand and our operating results.

New technologies could block our ads, which would harm our business.

Technologies may be developed that can block the display of our ads. Much of our revenue is derived from fees paid to us by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our entrepreneurial culture. This could negatively impact our future success. In addition, equity ownership in our company may create disparities in wealth among employees, which may adversely impact relations among employees and our corporate culture in general.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Although we may seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. Finally, third parties increasingly have and will continue to allege that our products and services infringe their patent rights.

We also face risks associated with our trademarks. Third parties may infringe on our trademarks and frequently enter into litigation based on allegations of infringement or other violations of trademark rights. As we face increasing competition and become increasingly high profile, the possibility of intellectual property rights claims against us grows. Our trademarks may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert resources and attention. An adverse determination also could prevent us from offering our products and services to customers under identities we have carefully fostered and may require that we procure substitute trademarks for our businesses at great expense.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or discontinue the practices found to be in violation of a third party’s rights. We may have to seek a license to continue such practices, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense. If we cannot obtain a license to continue such practices or develop alternative technology or practices for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. Some of these may result in litigation against us. Companies may also file trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms.

Expansion into international markets is important to our long-term success, and our inexperience in the operation of our business outside the U.S. increases the risk that our international expansion efforts will not be successful.

Operation of ByIndia has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our international expansion, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth into additional international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures.

•	Challenges caused by distance, language and cultural differences and in doing business with foreign agencies and governments.

•	Difficulties in developing products and services in different languages and for different cultures.

•	Longer payment cycles in some countries.

•	Credit risk and higher levels of payment fraud.

•	Legal and regulatory restrictions.

•	Currency exchange rate fluctuations.

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Political and economic instability and export restrictions.

•	Potentially adverse tax consequences.

•	Higher costs associated with doing business internationally.

•	Additional U.S. and other regulatory requirements and increased complexity in complying with existing and new regulatory requirements.

These risks could harm our international expansion efforts, which would in turn harm our business and operating results.

We compete internationally with local information providers and with U.S. competitors who are currently more successful than we are in various markets, and if we fail to compete effectively in international markets, our business will be harmed.

We face different market characteristics and competition outside the U.S. In certain markets, other web search, advertising services and Internet service companies have greater brand recognition, more users and more search traffic than we have. Even in countries where we have a significant user following, we may not be as successful in generating advertising or subscription service revenue due to slower market development, our inability to provide attractive local advertising services or other factors. In order to compete, we need to improve our brand recognition and our selling efforts internationally and build stronger relationships with advertisers. We also need to better understand our international users and their preferences. If we fail to do so, our global expansion efforts may be more costly and less profitable than we expect.

Our business may be adversely affected by malicious third-party applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interferes with our product experiences. These applications may attempt, to change our users’ Internet experience, including hijacking queries to our sites, altering or replacing YouGetIt search results, or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with our brands. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the Internet. These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our products and services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

Index spammers could harm the integrity of our web search results, which could damage our reputation and cause our users to be dissatisfied with our products and services.

There is an ongoing and increasing effort by “index spammers” to develop ways to manipulate our web search results. For example, because our web search technology ranks a web page’s relevance based in part on the importance of the web sites that link to it, people have attempted to link a group of web sites together to manipulate web search results. We take this problem very seriously because providing relevant information to users is critical to our success. If our efforts to combat these and other types of index spamming are unsuccessful, our reputation for delivering relevant information could be diminished. This could result in a decline in user traffic, which would damage our business.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns may be expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse affect on our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services in those jurisdictions, which could harm our business.

Our business is subject to a variety of U.S. and foreign laws that could subject us to claims or other remedies based on the nature and content of the information searched or displayed by our products and services, and could limit our ability to provide information regarding regulated industries and products.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. It is possible that we could be held liable for misinformation provided over the web when that information appears in our web search results. If one of these complaints results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise affect the growth of our business.

The application to us of existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our users, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

Several other federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

We also face risks associated with international data protection. The interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which in turn could have a material effect on our business.

We also face risks from legislation that could be passed in the future.

We also face risks due to failure to enforce or legislate, particularly in the area of network neutrality, where governments might fail to protect the Internet’s basic neutrality as to the services and sites that users can access through the network. Such a failure could limit Web2’s ability to innovate and deliver new features and services, which could harm our business.

If we were to lose the services of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chairman William Mobley and CEO Andre Forde are critical to the overall management of Web2 as well as the development of our technology, our culture and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we are aware that certain of our competitors have directly targeted our employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, as we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our option grants may not be as effective as in the past and our current and future compensation arrangements, which include cash bonuses, may not be successful in attracting new employees and retaining and motivating our existing employees. In addition, we have recently introduced new stock award programs, and under these new programs new employees will be issued a portion of their stock awards in the form of restricted stock units. These restricted stock units will vest based on individual performance, as well as the exercise price of their stock options as compared to that of other employees who started at about the same time. These new stock awards programs may not provide adequate incentives to attract, retain and motivate outstanding performers. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.

We have very little operating history for you to evaluate in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising website building products, and sale of other Internet services, which are immature industries that have undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers and business product customers, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. We expect spending to continue as we purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential customers and advertisers. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We rely on bandwidth providers, data centers or other third parties for key aspects of the process of providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate aspects of our data center and connectivity operations including, among others, Internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our systems are also heavily reliant on the availability of electricity, which also comes from third-party providers. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage. This could result in a disruption of our business.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

Our provision of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Any unscheduled interruption in our service puts a burden on our entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures on our web sites, our reputation and brand could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.

More individuals are using non-PC devices to access the Internet, and versions of our web search technology developed for these devices may not be widely adopted by users of these devices.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices difficult. If we are unable to attract and retain a substantial number of alternative device users to our web search services or if we are slow to develop products and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market for online services.

To the extent our revenues are paid in foreign currencies, and currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates were to change unfavorably, the value of net receivables we receive in foreign currencies and later convert to U.S. dollars after the unfavorable change would be diminished. This could have a negative impact on our reported operating results. Hedging strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures, that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•	We have limited experience in implementing or operating hedging programs. Hedging programs are inherently risky and we could lose money as a result of poor trades.

•	We may be unable to hedge currency risk for some transactions because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures.

•
We may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases or we are unable or choose not to maintain sufficient insurance to mitigate the risks facing our business, our operating results may be diminished.

We contract for insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. In addition, we have in the past and may in the future choose not to obtain insurance for certain risks facing our business. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have a great deal of experience acquiring companies and the companies we have acquired have typically been small. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retaining employees from the businesses we acquire.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Also, the anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

We occasionally become subject to commercial disputes that could harm our business by distracting our management from the operation of our business, by increasing our expenses and, if we do not prevail, by subjecting us to potential monetary damages and other remedies.

From time to time we may be engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business and the cost of defending these disputes would reduce our operating results.

We have to keep up with rapid technological change to remain competitive in our rapidly evolving industry.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. New technologies and advertising media could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

Our business depends on increasing use of the Internet by users searching for information, advertisers marketing products and services and web sites seeking to earn revenue to support their web content. If the Internet infrastructure does not grow and is not maintained to support these activities, our business will be harmed.

Our success will depend on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will continue to incur costs associated with our public company reporting requirements.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We intend to use employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income will have a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

Risks Related to Ownership of our Common Stock

The trading price for our common stock has been and may continue to be volatile.

The trading price of our common stock has been volatile and will likely continue to be volatile. The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations or our data centers.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Recommendations by securities analysts or changes in earnings estimate.

•	Announcements about our earnings that are not in line with analyst expectations, the likelihood of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging and other derivative transactions on shares of our common stock.

•	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Sales of substantial amounts of our common stock, or the availability of those shares for future sale, could adversely affect our stock price and limit our ability to raise capital.

We are unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. Of the 24,763,889 issued and outstanding shares of common stock of the Company, 18,433,593 shares are believed to be capable of being sold or transferred without registration under the Securities Act of 1933. The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur. These sales also may make it more difficult for us to sell common stock in the future to raise capital.

We have not paid cash dividends and do not expect to in the foreseeable future, which means that the value of our shares cannot be realized except through sale.

We have never declared or paid cash dividends. We currently expect to retain earnings for our business and do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. Because we do not anticipate paying cash dividends in the future, it is likely that the only opportunity to realize the value of our common stock will be through a sale of those shares. The decision whether to pay cash dividends on common stock will be made by the Board of Directors from time to time in the exercise of its business judgment. Furthermore, we may be restricted from paying dividends by the terms of any credit facility we may enter into in the future.

The ownership of our common stock is concentrated in the hands of our existing directors and executive officers. As a result, you may not be able to exert meaningful influence on significant corporate decisions.

Our directors and executive officers beneficially own, in the aggregate, approximately 25.56% of our outstanding shares of common stock. These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company. This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of our company at a premium price even if beneficial to our other stockholders.

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

Our common stock may be subject to the SEC’s penny stock sales rules.

The SEC has adopted regulations which generally define penny stocks to be equity securities that have a market price of less than $5.00 per share. Such designation imposes additional sale practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors.

For transactions covered by these regulations, a broker-dealer must make a special suitability determination for the purchaser. A broker-dealer must obtain from the potential purchaser information concerning the person’s financial situation, investment experience and investment objectives and, based upon that and other information available to it, make a determination that transactions in penny stocks are suitable for the purchaser and that the purchaser has sufficient knowledge and experience in financial matters so that the purchaser reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. A broker-dealer must also receive the purchaser’s written consent to the transaction prior to sale.

These penny stock rules may restrict the ability of brokers, dealers and investors to sell our common stock to the extent our common stock may be subject to such rules.

ITEM 2: DESCRIPTION OF PROPERTY

The Company leases office 1,851 sq ft of office space at 100 Lucerne Circle, Orlando Florida at a monthly rental of $4,141. The original agreement was dated February 10, 2004 and expired on February 9, 2006. The Company extended the lease on March 1, 2006 for an additional 24 months.

ITEM 3: LEGAL PROCEEDINGS

No material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders for a vote during the fourth quarter of 2006.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITTIES

Our common stock presently trades on the Over-the-Counter Bulletin Board or OTCBB and trades under the symbol “WBTO”. From October 15, 2005 to July 31, 2006 our common stock traded under the symbol “ONTN”. From June 4, 2004 to October 15, 2005 our common stock traded under the symbol "OTEN." Prior to June 4, 2004, our common stock traded on the OTCBB under the symbol "DMNX." The last reported sale price of our common stock was $1.55 per share on April 14, 2006.

The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock for the fiscal years ended December 31, 2005 and 2006, all adjusted to reflect a 200 for 1 reverse stock split effective June 4, 2004, a .75 for 1 stock dividend effective July 16, 2004 and a 15 for 1 reverse stock split effective October 4, 2005.

	BID
QUARTER ENDED	HIGH	LOW

2005

March 31	3.60	1.425
June 30	2.10	0.825
September 30	3.15	0.765
December 31	1.65	0.065

2006

March 31	1.65	1.01
June 30	1.62	0.95
September 30	1.80	1.08
December 31	2.48	0.90

The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

As of April 13, 2007, there were 24,763,889 shares issued and outstanding and we had 348 registered holders of our common shares.

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

REVENUE RECOGNITION

Revenue recognized through December 31, 2006 represents revenue from its redirect traffic, web development and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic. Revenues generated from web development are recognized when services are performed.

RESULTS OF OPERATIONS

The following discussion relates to the historical financial statements of Web2 Corp. and subsidiary and should be read in conjunction with the consolidated financial statements and related notes.

RESULTS OF OPERATIONS -

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005

Net revenues increased by 91.37% from $275,412 for the year ended December 31, 2005 to $527,043 for the year ended December 31, 2006. The improvement in revenues was a result of the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Depreciation and amortization increased from $38,849 for the year ended December 31, 2005 to $232,938 for the year ended December 31, 2006. The increase is due to the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Selling, general and administrative expenses increased from $566,769 for the year ended December 31, 2005, to $1,909,889 for the year ended December 31, 2006. The increase is due to the additional labor required with the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Interest expense increased from $256,591 for the year ended December 31, 2005, to $459,937 for the year ended December 31, 2006.The increase is due to the restructuring of debt and additional loans received during 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our cash totaled $14,269.

Net cash used in operating activities was $1,387,241 for the year ended December 31, 2006 compared to $339,566 for the year ended December 31, 2005. The increase in cash used relates to the company restructuring in December 2005.

Net cash used by Investing activities was $96,606 for the year ended December 31, 2006 compared to net cash received in investing activities of $ 47,230 for the same period last year. The decrease in cash flows from Investing Activities was due to the recapitalization of Global Portals.

Net cash provided from financing activities was $1,356,352 for the year ended December 31, 2006 as compared to net cash provided in financing activities of $432,924 for the year ended December 31, 2005. The $1,331,667 represents loans made to the Company by related parties, repayment of loan principal and the sale of common stock of $106,000.

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

On June 16, 2006 Bruges elected to convert $102,732.50 of principal and $47,267.50 of accrued dividends into 1,000,000 shares of common. On December 7, 2006, holders of 335,268 shares Series AA Preferred Stock converted all of their Series AA Preferred Stock and accumulated preferred dividends of $10,757 into 2,306,862 shares of the company’s common stock. No Series AA Preferred Stock remains outstanding.

Lease Obligations

The Company lease office 1,851 sq ft of office space at 100 Lucerne Circle, Orlando Florida. The original agreement was dated February 10, 2004 and expired on February 9, 2006. The Company extended the lease on March 1, 2006 for an additional 24 months at an average monthly rate of $4,140.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments. In addition, in instances where a derivative would otherwise have to bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement. The adoption of SFAS No. 155 has not materially affected the Company’s reported loss, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable. In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value. The adoption of SFAS No. 156 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In March, 2006, the FASB issued Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. The adoption of FIN 48 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS No. 158 has not materially affected the Company’s reported loss, financial condition, or cash flows.

COMMITMENTS

Our commitments that are required to be disclosed in tabular form as of December 31, 2006 including a subsequent employment and consulting agreements entered into through March 31, 2007, are as follows;

	2006	2007	2008	2009	2010

Convertible Debentures (in default)	$125,000	—	—	—	—
Notes payable - Global	$52,275	—	—	—	—
Due to Stockholders	$281,576	—	—	—	—

Redeemable preferred	$471,215	—	—	—	—

Operating leases	$44,436	44,436	7,406	—	—
Employment agreements	$240,000	240,000	240,000	240,000	240,000
Consulting agreements	$60,000	—	—	—	—

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Web2 Corp. and Subsidiary
Orlando, Florida

We have audited the accompanying consolidated balance sheet of Web2 Corp. and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web2 Corp. and Subsidiary as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, negative cash flows from operations, and losses from inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bouwhuis, Morrill & Company, LLC
Layton, Utah
April 17, 2007

ITEM 7: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

WEB2 CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$14,269
Accounts receivable - net (related parties)	208,018

Total Current Assets	222,287

PROPERTY AND EQUIPMENT, Net	419,284

Other assets	7,040

TOTAL ASSETS	$648,611

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,331,293
Convertible debentures	475,000
Due to stockholders and affiliates	2,914,361

TOTAL CURRENT LIABILITIES	4,720,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 100,000,000 shares
authorized; 21,152,994 shares issued and outstanding	21,152
Treasury Stock (33,333 shares @$1.05)	(35,000)
Additional paid in capital	6,823,966
Accumulated Deficit	(10,882,161)
TOTAL STOCKHOLDERS' DEFICIENCY	(4,072,043)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$648,611

The Accompanying Notes Are An Integral Part Of These Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31
	2006	2005

REVENUE	$527,043	$275,412

COSTS AND EXPENSES
Cost of revenue	421,439	-
Bad debt expense	123,281	—
Depreciation and amortization	232,938	38,849
Selling and administrative expenses	1,909,889	566,769

TOTAL COSTS AND EXPENSES	2,687,548	605,618

OPERATING LOSS	(2,160,504)	(330,206)

OTHER INCOME (EXPENSES)
Interest	(459,937)	(256,591)
Preferred Dividend Seriess AA	(24,809)	—
Gain on settlement of debt	27,277	—
NET LOSS	$(2,617,974)	$(586,797)

Basic and Diluted Net Loss Per Share	$(0.16)	$(0.05)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	16,018,426	11,477,151

The Accompanying Notes Are An Integral Part Of These Consolidated Financials Statements

Web2 Corp and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For The Years Ended December 31, 2006 and 2005

	Preferred Series A Stock		Preferred Series B Stock		Common Stock		Treasury	Additional Paid-in	Stock Subscriptions	Unearned	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Receivable	Compensation	Deficit

Balance, December 31, 2004	-	-	-	-	7,509,216	7,509	-	4,794,840	(25,000)	(400,986)	(2,500,377)

Proceeds from stock subscriptions receivable	-	-	-	-	-	-	-	-	25,000	-	-

Common stock issued for cash at $0.25 per share in January 2005	-	-	-	-	981,340	981	-	249,019	-	-	-

Common stock issued for debt at $0.76 per share in February 2005	-	-	-	-	61,759	62	-	47,138	-	-	-

Common stock issued for debt at $3.72 per share in September 2005	-	-	-	-	31,403	31	-	116,795	-	-	-

Common stock issued for debt at $0.24 per share in September 2005	-	-	-	-	2,858,728	2,859	-	686,051	-	-	-

Gain on forgiveness of related party debt	-	-	-	-	-	-	-	1,135,567	-	-	-

Disposition of Jade Entertainment for $35,000 via tender of 500,000 shares of common stock	-	-	-	-	-	-	(35,000)	-	-	-	-

Recapitalization of Global Portals Online, Inc. through reverse merger with 110 Media, Inc.	-	-	-	-	1,961,399	1,961	-	(1,746,950)	-	-	(5,146,352)

Common stock issued on subscription at $0.35 per share in December 2005	-	-	-	-	865,354	865	-	302,135	(106,000)	-	-

Series AA preferred stock dividend	-	-	-	-	-	-	-	-	-	-	(30,660)

Change in unearned compensation	-	-	-	-	-	-	-	-	-	213,486	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	-	-	(586,797)

Balance, December 31, 2005	-	-	-	-	14,269,199	14,269	(35,000)	5,584,594	(106,000)	(187,500)	(8,264,186)

Common stock issued for conversion of debt	2,861,780	2,861		427,327

Common stock issued for conversion of debt	23,614	24		18,159

Conversion of Preferred shares to common	1,000,000	1,000		149,000

Common stock issued for conversion of debt	32,468	32		24,968

Common stock issued for conversion of preferred shares to common	2,306,862	2,307		343,717

Common stock issued for conversion of debt	484,071	484		72,127

Proceeds from stock subscriptions receivable					106,000

Common stock issued per ByIndia agreement	100,000	100		114,900

Common stock issued for services	75,000	75		89,175

Change in unearned compensation

Adjustment ot unearned compensation						187,500

Net loss for the year ended December 31, 2006							(2,617,974)
	21,152,994	21,152	(35,000)	6,823,966	-	-	(10,882,160)

The Accompanying Notes Are An Integral Part Of These Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,617,974)	$(586,797)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	89,250	—
Realization of deferred compensation	187,500	—
Depreciation and amortization	232,938	38,849
Bad debt expenses	123,281	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(36)
Accounts receivable	(320,999)	(10,002)
Accounts payable and accrued expenses	918,763	218,420

NET CASH USED IN OPERATING
ACTIVITIES	(1,387,241)	(339,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(96,606)	(82,476)
Cash received in recapitalization	—	129,706

NET CASH PROVIDED BY (USED IN )
INVESTING ACTIVITIES	(96,606)	47,230

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions receivable	106,000	25,000
Proceeds of loans from shareholder	910,788	162,152
Proceeds from convertible debt, net	356,500	—
Debt financing costs	18,500	—
Proceeds from sale of common stock	—	250,000
Repayment of principal on debt	(35,436)	(4,228)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	$1,356,352	$432,924

WEB2 CORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years Ended
	December 31
	2006	2005

NET (DECREASE) INCREASE IN CASH	$(127,495)	$140,588

CASH - Beginning	141,764	1,176

CASH - Ending	$14,269	$141,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$-	$960
Taxes	$311	$—

Non-cash investing and financing activities:

Repayment of Debt and related interest through issuance of common stock	$-	$852,936
Common stock issued for conversion of preferred stock and related interest	$496,024	$-
Common stock issued for website	$115,000	$-
Common stock issued for services rendered	$89,250	$-
Common stock issued for stock subscription receivable	$-	$106,000
Forgiveness of related party debt thru additional paid in capital		$1,101,138

The Accompanying Notes Are An Integral Part Of These Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Going Concern and Managements Plans

The accompanying consolidated financial statements have been prepared using U.S. generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $10,882,161 from inception of the Company through December 31, 2006, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at December 31, 2006 was $4,072,043 and its current liabilities exceeded its current assets by $4,498,367.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

NOTE 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The following policies are considered to be significant:

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

c. Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

d. Revenue Recognition Policy

Revenue recognized through December 31, 2006 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic and are recognized when the service is provided.

e. Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of December 31, 2006, the allowance for doubtful accounts was $123,281. Bad debt expense was $123,281 and $-0- for the year ended December 31, 2006 and 2005.

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

	Twelve Months Ended
	December 31,
	2006	2005
Net loss (numerator)	$(2,617,974)	$(586,797)
Weighted average shares outstanding (denominator)	16,018,426	11,477,151
Net loss per share amount	$(0.16)	$(0.05)

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

No. of Shares
Convertible debentures (assumed conversion at $.15)	61,905
Warrants to purchase common stock - finders	1,750
Warrants to purchase common stock - debentures	33,542
Warrants issued to consultant	16,667
Total as of December 31, 2006 113,864	113,864

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

g. Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments. In addition, in instances where a derivative would otherwise have to bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement. The adoption of SFAS No. 155 has not materially affected the Company’s reported loss, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where applicable. In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value. The adoption of SFAS No. 156 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In March, 2006, the FASB issued Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority. Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements. The adoption of FIN 48 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income. In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The adoption of SFAS No. 158 has not materially affected the Company’s reported loss, financial condition, or cash flows.

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2006.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

i. Advertising Costs

Advertising costs are expensed as incurred. For the year ended December 31, 2006 and 2005 advertising expenses were $126,062 and $1,445, respectively.

j. Principles of Consolidation

The consolidated financial statements include the accounts of Web2 Corp and its wholly-owned subsidiary Global Portals Online, Inc.. All significant intercompany accounts and transactions have been eliminated in the consolidation.

NOTE 3 - Property and Equipment, Net

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

Property and equipment consists of the following at December 31, 2006:

Computer equipment	$368,602
Office equipment	2,611
Websites	586,000
Total	957,213
Less: accumulated depreciation	(537,929)
Property and Equipment, Net	419,284

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $232,938 and $38,849, respectively.

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Convertible Debentures

Convertible debentures at December 31, 2006 consist of the following:

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
expense in prior years.	$100,000

d. On July 18, 2006 the Company entered into a convertible debt agreement with Empire Financial Group, Inc. , due one year from closing, bearing interest at 15% per annum. The debentures contain a provision for conversion, at the holder’s option including accrued interest at a conversion price 50%
of the price of the shares sold in a secondary offering. The convertible includes a warrant in the event they have not converted in the secondary offering, or if no such offering shall have been completed, to purchase one dollars’ worth of common stock for every two dollars of debenture principal purchased by them in the Offering, at an exercise price of 120% of the
closing bid price of shares of Common Stock on the date hereof.	375,000

Total convertible debentures	475,000
Less: current portion	(475,000)

Long-Term Debt, Net of Current Portion	$—

NOTE 5 - Notes Payable to Stockholders

As of December 31, 2006, certain stockholders had advanced to the Company $1,616,249 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes matured on November 15, 2006. Certain shareholders converted accrued interest of $101,717 and principal of $387,266 into 2,867,086 shares of common. On December 7, 2006, a debt holder entered into an Amended and Restated Debt Conversion Agreement with the company. Pursuant to this agreement, among other things, the interest rate on certain convertible debt was increased from 8% to 18% effective as of June 9, 2004. On December 7, 2006 the debt holder converted principal and interest of $72,611 into 484,071 shares of the company’s common stock.

On December 5, 2004, the Company acquired certain intangible assets, primarily URL's from Global Reach, Inc. including a website known as Web1000.com along with certain other intangible assets related to that website. The Company signed a note for $100,000 at 6% per annum, payable over 12 months beginning January 1, 2005. In March 2005 Global extended payments until June 2006. At December 31, 2006 the company had an outstanding principal balance of $-0-.

As of December 31, 2006 William Mobley, Chairman of the Board and Andre Ford, President advanced the Company $744,006 and $263,503, respectively. Interest at 6% per annum and due in full January 2007.

As of December 31, 2006 two stockholders advanced the Company $37,000 and $8,750, respectively. Interest at 6% per annum and due in full January 2007 and on demand, respectively.

As of December 31, 2006 a related company advanced the Company $279,853. Interest at 6% per annum and due in full January 2007.

Accrued interest as of December 31, 2006 on these notes amounted to $714,729~~.~~ and is included in accounts payable and accrued expenses. (see Note 6)

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at December 31, 2006 consist of the following:

Interest	$714,729
Payroll taxes payable	33,740
Professional fees	251,000
Accrued Compensation	311,419
Other	20,405
$1,331,293

NOTE 7 - Stockholders' Deficiency

Series AA Preferred Stock

On December 2 and December 3, 2004, Web2 Corp (the "Company") entered into two Series AA Stock Purchase Agreements (the "Agreements") with a Trust (the "Investor") relating to the private placement of an aggregate of 438,000 shares of newly authorized Series AA Preferred Stock ("Series AA Shares"). The Investor purchased 200,000 Series AA Shares on December 2, 2004 and an additional 238,000 Series AA Shares on December 3, 2004, each pursuant to the Agreements. The purchase price of the Series AA shares was $1.00 per share, yielding proceeds of $438,000, before legal expenses of $7,500. On June 16, 2006 the Investor elected to convert $102,732 of principal and $47,268 of accrued dividends into 1,000,000 shares of common. On December 7, 2006, holders of 335,268 shares Series AA Preferred Stock converted all of their Series AA Preferred Stock and accumulated preferred dividends of $10,757 into 2,306,862 shares of the company’s common stock. No Series AA Preferred Stock remains outstanding.

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Commitments and Contingencies

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

Consulting Agreements

On January 2, 2006 the Company entered into a renewable consulting agreement with Cioffi Business Management Services "CBMS". The consulting agreement was for an initial term of six (6) months. The Company has agreed to compensate CBMS $30,000 as well as issue the consultant 30,000 shares of its common stock for the initial six (6) month term. The consulting agreement is renewable by acceptance of both parties at the end of each term for an additional six months at the same compensation terms. During the term of the consulting agreement, the principal shareholder of the consultant, Mr. Darren J. Cioffi, will act as the Company's Chief Financial Officer.

Purchase Agreement

On July 27, 2006 the Company signed a purchase agreement with a corporation to purchase website property for $80,000 dollars and 250,000 shares of common stock in two phases. As of December 31, 2006 phase I of the purchase agreement has been completed and the company made a good faith payment of $40,000 and issuance of 100,000 shares of the company’s common stock per the agreement. The remaining balance is due upon completion of phase 2 of the project which was not complete as of December 31, 2006.

NOTE 10 - Concentration of Risk

Major Customers

For the year ended December 31, 2006, three customers’ generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $106,000, $107,000 and $156,000, or 20.1%, 20.3% and 29.6%, respectively. At December 31, 2006, accounts receivable for these three customers totaled $91,000, 98,000 and $142,000, respectively or 100% of total gross receivables of $331,000. The company established allowance for doubtful accounts for these receivables of $123,281. These customers are related parties to the Company.

NOTE 11 - Subsequent Events

On Janaury 21, 2007 a debt holder converted principal and interest of $528,750 into 3,525,000 shares of the company’s common stock.

On February 21, 2007 two individuals were appointed to the Board of Directors of the Registrant. As compensation for serving on the board, the Company has issued 50,000 shares to each new director.

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

ITEM 8A: CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of Web2 Corp’s financial statements as of and for the year ending December 31, 2006 must attest to and issue a report on management’s assessment of the design and operational effectiveness of our internal control over financial reporting. Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

Limitations of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each director shall be elected or the term of one year and until his successor is elected and qualified, or until his earlier resignation, death, or removal. Officers of the Company serve at the discretion of the Board of Directors. As of March 31, 2006, our executive officers and directors are as follows:

Name	Age	Position	Appointed

William Mobley	44	Director and Chief Executive Officer	December 22, 2005

Andre Ford	37	President	December 22, 2005

Darren Cioffi	41	Chief Financial Officer	September 16, 2004

Aaron Stein	53	Director	February 21, 2007

William Eric Siedel	43	Director	February 21, 2007

WILLIAM MOBLEY

William Mobley, currently Chief Executive Officer, and Chairman of the Board. Mobley has had an extensive background in technology leadership for Nextelligence, Inc., MegaMedia Networks, Inc., and World Commerce Online, Inc. where he founded and served as president. World Commerce Online pioneered the e-commerce business-to-business sector from 1994-2000.

ANDRE FORDE

Andre Forde, President of 110 Media Group, Inc. Forde also has an extensive background in technology, specifically do-it-yourself web site builders. Forde was the founder of ImageCafe.com, which was acquired by Network Solutions, Inc. (NSI) a Verisign, Inc. company in November 1999.

DARREN CIOFFI

Mr. Cioffi was appointed the Company’s Chief Financial Officer on September 16, 2004. Mr. Cioffi, established Cioffi Business Management Services in 2001. Cioffi Business Management Services is a management consulting firm engaged in offering consulting and management services to established as well as startup companies. From 2000 to 2001 Mr. Cioffi was Chief Operating Officer of Thinkersgroup.com, where he was responsible for the development and implementation of the organizational structure as well as day-to-day operations. From 1998 to 2000 Mr. Cioffi was Vice President of Consulting Services for Total Business Solutions, where he specialized in the implementation and sales of Customer Relationship Management and Back office Accounting Solutions through one on one and group collaboration with Total Business Solutions clients. From 1995 - 1998, he served as Controller and Vice President of Sales for Comptech Resources. While at Comptech, he helped the Company earn the distinction as the first Platinum reseller of GoldMine software on Long Island. He also developed Long Island’s first GoldMine authorized training center. In October 1998, following Paratech Resources, Inc.’s acquisition of Comptech, Mr. Cioffi was named General Manager of Consulting Services. He also spent two years in public accounting for the firm of Pannell Kerr Forster and served as Assistant Controller for the Seafield Center from 1991-1995. Mr. Cioffi earned a BS in Accounting from Long Island University. He is also a member of the National Society of Accountants and is accredited by the Accreditation Council for Accounting & Taxation, Inc.

AARON STEIN

Aaron Stein currently manages his own CPA firm with over 25 years of experience working with a diversity of clients including providing audit and review and consulting services for small public companies, tax support for law firms involved in class action settlements funds, tax and consulting services for clients in real estate, manufacturing, consulting and various other businesses.

Mr. Stein attended C.W. Post Campus of LIU where he earned a Bachelor of Science Degree in Accounting.

WILLIAM ERIC SIEDEL

Eric Seidel currently serves as Vice Chairmen of eAutoclaims, Inc (OTC/BB: EACC) and recently took that role since January of 2007. Prior to becoming Vice Chairmen of the company, he serves as President/CEO since 2000. During the period of time the company grew from $1.7M a year in revenues to over $13M in 2006. Mr. Seidel is considered a pioneer in the online Insurance claims processing industry and eAutoclaims is recognized as a leader in the industry.

Mr. Seidel also serves as a Local City Councilman in the City of Oldsmar Florida, he will hold the elected office of Seat 4 until March 2010.

Directors’ Compensation

We have a policy of not granting fees to directors who attend a regularly scheduled or special board meeting, however, we may reimburse out-of-state directors for their cost of travel and lodging to attend such meeting. However the Company granted Mr. Stein and Mr. Seidel 50,000 shares of the Companies common Stock.

Code of Ethics

In December 2003, the Company adopted a written Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller and any persons performing similar functions. A copy of our Code of Ethics is attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Company will provide a copy of its Code of Business Conduct and Ethics to any person without charge upon written request addressed to Web2 Corp., 100 West Lucerne Circle, Suite 600, Orlando, Florida 32801, Attention: Chief Financial Officer.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholder are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006 all Section 16(a) filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

No Committees

Our Board of Directors does not, at present, have an audit, compensation or nominating committee, or any committee or committees performing similar functions. All of these functions are, at present, performed by the Board of Directors as a whole.

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2004, 2005 and 2006. Other than as set forth herein, no executive officer’s salary and bonus exceeded $200,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Total ($)

William Mobley (1),	2006	120,000	55,000	175,000
Chief Executive Officer	2005	63,938	10,500	74,438
	2004	5,769	0	5,769

Darren Cioffi, (2)	2006	120,000	30,000	150,000
Chief Financial Officer	2005	65,000	20,000	85,000
	2004	17,500	10,000	27,500

Andre Ford, (3)	2006	120,000	55,000	175,000
President	2005	2,630	0	2,630
	200	0	0	0

(1)	Mr. Mobley became the Company’s Chief Executive Officer on December 22, 2005.

(2)	Mr. Cioffi became the Company’s Chief Financial Officer on September 16, 2004.

(3)	Mr. Ford became the Company’s President on December 22, 2005.

Employment Agreements

On February 8, 2005, the Company entered into a new Consulting Agreement with the consultant for a six (6) month term commencing as of December 16, 2004 (“Second Term”). During the Second Term, the Company has agreed to compensate the consultant $30,000 and issued Mr. Cioffi 100,000 shares of its common stock under the Company’s 2003 Equity Incentive Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2007, information with respect to the securities holdings of all persons which we, pursuant to filings with the Securities and Exchange Commission, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock. Also set forth in the table is the beneficial ownership of all shares of our outstanding stock, as of such date, of all officers and directors, individually and as a group.

	Amount of Beneficial		Percent of Beneficial
	Ownership (1)		Ownership (2)

Name and Address

Nextelligence, Inc.	2,858,734	(2)	11.54%
612 East Central Blvd.
Orlando, Florida 32801

Michele Mobley	2,355,220	(3)	9.51%
11525 Swift Water Circle
Orlando, Florida 32817

Gary D. Lipson	1,467,554	(4) (5)	5.93%
390 North Orange Avenue
Suite 1500
Orlando, Florida 32801

William A. Mobley, Jr.	5,213,954	(2) (3)	21.05%
100 West Lucerne Circle
Suite 600
Orlando, Florida 32801

Andre L. Forde	981,342		3.97%
100 West Lucerne Circle
Suite 600
Orlando, Florida 32801

Darren Cioffi	35,000		0.14%
31 West Main Street
Patchogue, NY 17772

Eric William John Seidel	50,000		0.202%
114 Shore Drive Place
Oldsmar FL 34677

Aaron Stein, CPA	50,000		0.202%
PO Box 406
Woodmere, NY 11598

All Officers and Directors	6,330,296		25.56%
as a Group (4 persons)

(1)	Based upon 24,763,889 shares of Common Stock issued and outstanding on March 31, 2007.

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

(5) Gary D. Lipson is a manager of two entities which hold an aggregate of 910,753 shares of Common Stock. Mr. Lipson acting alone has the authority to vote the shares of Common Stock held by such entities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nextelligence, Inc. William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and the founder, Chairman of the Board and Chief Executive Officer of Global Portals, a wholly-owned subsidiary of the Company, is also the founder, Chairman of the Board and Chief Executive Officer of Nextelligence, Inc. Nextelligence, Inc. is the beneficial owner of 2,858,734 shares of Common Stock, constituting approximately 11.54% of the total number of issued and outstanding shares of Common Stock.

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

At December 31, 2006, Global Portals was indebted to Nextelligence, Inc. in the amount of $244,556 (not including accrued interest). This indebtedness bears interest at the rate of 6% per annum, and is secured by a security interest on all of the assets of Global Portals. This indebtedness, together with all interest accrued thereon, was due and payable on January 2, 2007. The Company expects to be these notes to be renewed.

On August 15, 2005, Global Portals and Nextelligence, Inc. entered into a Web Hosting and Reseller Agreement. Pursuant to this agreement, Nextelligence, Inc. markets and sells certain services provided by Global Portals. During 2006, Global Portals nothing was earned by Nextelligence, Inc in commissions for the services marketed and sold by Nextelligence, Inc.

During 2006 the Nextelligence provided certain administrative services to the Company in the amount of $105,000. Management believes that the fees charged for these administrative services are comparable to what we would have been charged by an unrelated party.

William A. Mobley, Jr. At December 31, 2006, Global Portals was indebted to William A. Mobley, Jr. in the amount of $744,006 (not including accrued interest). This indebtedness bears interest at the rate of 6% per annum, and is secured by a security interest on all of the assets of Global Portals. This indebtedness, together with all interest accrued thereon, is due and payable on January 2, 2007. The Company expects to be these notes to be renewed.

Andre L. Forde. At December 31, 2005, Global Portals was indebted to Andre L. Forde in the amount of $263,503 (not including accrued interest). This indebtedness bears interest at the rate of 6% per annum, and is secured by a security interest on all of the assets of Global Portals. This indebtedness, together with all interest accrued thereon, is due and payable on January 2, 2007. The Compnay expects to be these notes to be renewed.

GlobalQuest Media, LLC. William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company and Global Portals, and Andre L. Forde, the President and Chief Operating Officer of the Company and Global Portals, are the founders, controlling equity holders and managers of GlobalQuest Medial, LLC.

On August 15, 2005, Global Portals and GlobalQuest Media, LLC entered into a Web Hosting and Reseller Agreement. Pursuant to this agreement, GlobalQuest Media, LLC markets and sells certain services provided by Global Portals. During 2006, Global Portals nothing was paid to GlobalQuest Media, LLC in commissions for the services marketed and sold by GlobalQuest Media, LLC.

You Get It.com. William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and the founder, Chairman of the Board and Chief Executive Officer of You Get It.com.

During 2006 the Company provided development services to You Get It.com and collected revenues from You Get It.com in the amount of $156,000. Management believes that the fees charged for these development services are comparable to what would have been charged by an unrelated party.

Broadcast Bid LLC. William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and the founder. Is Chairman of the Board of BraodCast Bid LLC.

During 2006 the Company provided development services to You Get It.com and collected revenues from Broadcast Bid in the amount of $106,000. Management believes that the fees charged for these development services are comparable to what would have been charged by an unrelated party.

ChargeKard LLC. William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and the founder. Is Chairman of the Board and Chief Executive Officer of ChargeKard LLC.

During 2006 the Company provided development services to You Get It.com and collected revenues from Broadcast Bid in the amount of $107,000. Management believes that the fees charged for these development services are comparable to what would have been charged by an unrelated party.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEB2 CORP.

April 16, 2007	By	/s/ William A. Mobley, Jr.
William A. Mobley, Jr.,
Chairman and Chief Executive Officer (Principal Executive Officer)

April 16, 2007	By	/s/ Darren Cioffi
Darren Cioffi,
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William A. Mobley, Jr. Regina R. Flood	Chairman of the Board and Director	April 16, 2007

/s/ Aaron Stein Aaron Stein	Director	April 16, 2007

/s/ William Eric Seidel William Eric Seidel	Director	April 16, 2007