Form 10QSB
period 2007-03-31
Web2 Corp
filed 2007-05-17
CIK 824104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2007	Commission File No. 000-29462

WEB2 CORP
(Exact name of Registrant as specified in its Charter)

Delaware	13-4127624
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 West Lucerne Circle, Suite 600, Orlando, Florida	32801
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (407) 540-0452

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

Yes  ☒  No ☐

The number of shares issued and outstanding of the Registrant’s Common Stock, $.001 par value, as of May 14, 2007 was 27,623,889.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	F-1

Condensed Consolidated Statements of Operations	F-2

Condensed Consolidated Statements of Operations Three Months

Condensed Consolidated Statements of Cash Flows	F3-F4

Notes to the Condensed Consolidated Financial Statements	F5-F14

WEB2 CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
March 31, 2007

ASSETS

CURRENT ASSETS
Cash	$101,110
Accounts receivable - net (related parties)	179,959

Total Current Assets	281,069

PROPERTY AND EQUIPMENT,Net	364,008

Other assets	7,040

TOTAL ASSETS	$652,117

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,151,692
Convertible debentures	310,000
Due to stockholders and affiliates	3,283,969

TOTAL CURRENT LIABILITIES	4,745,661

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 100,000,000 shares
authorized; 21,152,994 shares issued and outstanding	24,763
Treasury Stock (33,333 shares @$1.05)	(35,000)
Additional paid in capital	7,349,105
Accumulated Deficit	(11,459,911)
TOTAL STOCKHOLDERS' DEFICIENCY	(4,093,543)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$652,117

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Periods Ended
	March 31
	2007	2006

REVENUE	$93,388	$80,533

COSTS AND EXPENSES
Cost of revenue	14,045	173,857
Depreciation and amortization	61,093	53,379
Selling and administrative expenses	483,634	134,189

TOTAL COSTS AND EXPENSES	558,772	361,425

OPERATING LOSS	(465,384)	(280,892)

OTHER INCOME (EXPENSES)
Interest	(112,365)	(80,691)
Preferred Dividend Seriess AA	-	(7,665)
NET LOSS	$(577,749)	$(369,248)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.03)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	23,233,563	14,269,199

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Periods Ended
	March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(577,749)	$(369,248)
Adjustments to reconcile net loss to net
cash used in operating activities:
Deferred preferred dividend	—	30,660
Depreciation and amortization	61,093	53,379
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(3,128)
Accounts receivable	28,085	—
Accounts payable and accrued expenses	(20,771)	92,494

NET CASH USED IN OPERATING
ACTIVITIES	(509,342)	(195,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,817)	—
Cash received in recapitalization	—	(5,759)

NET CASH USED IN
INVESTING ACTIVITIES	(5,817)	(5,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder	602,000	60,000
Proceeds from sale of common stock	—	106,000
Repayment of principal on debt	—	(27,358)

NET CASH PROVIDED BY
FINANCING ACTIVITIES	$602,000	$138,642

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	For the Periods Ended
	March 31
	2007	2006

NET (DECREASE) INCREASE IN CASH	$86,841	$(62,961)

CASH - Beginning	14,269	141,764

CASH - Ending	$101,110	$78,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$311

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Going Concern and Managements Plans

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $11,459,911 from inception of the Company through March 31, 2007, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at March 31, 2007 was $4,093,543 and its current liabilities exceeded its current assets by $4,464,591.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

d. Revenue Recognition Policy

Revenue recognized through March 31, 2007 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

e. Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of March 31, 2007, the allowance for doubtful accounts was $123,281. Bad debt expense was $0 for the period ended March 31, 2007 and -0- for the period ended March 31, 2006.

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

	Three Months Ended March 31,
	2007	2006

Net loss (numerator)	$(577,749)	$(369,248)
Weighted average shares outstanding (denominator)	23,233,563	14,269,199

Net loss per share amount	$(0.02)	$(0.03)

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

No. of Shares

Convertible debentures (assumed conversion at $.15)	61,905
Warrants to purchase common stock - finders	1,750
Warrants to purchase common stock - debentures	33,542

Warrants issued to consultant	16,667

Total as of March 31, 2007	113,864

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

g. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

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

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of March 31, 2007.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

i. Advertising Costs

Advertising costs are expensed as incurred. For the periods ended March 31, 2007 and 2006 advertising expenses were $8,972 and $13,998, respectively.

j. Principles of Consolidation

The consolidated financial statements include the accounts of Web2 Corp and its wholly-owned subsidiary Global Portals Online, Inc. from the date of the merger. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Property and equipment consists of the following at March 31, 2007:

Computer equipment	$368,602
Office equipment	8,428
Websites	586,000

Total	963,020

Less: accumulated depreciation	(599,012)

Property and Equipment, Net	364,008

Depreciation and amortization expense for the period ended March 31, 2007 and 2006 was $61,093 and $53,379, respectively.

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Convertible Debentures

Convertible debentures at March 31, 2007 consist of the following:

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

b. On July 18, 2006 the Company entered into a convertible debt agreement with Empire Financial Group, Inc. , due one year from closing, bearing interest at 15% per annum. The dentures contain a provision for conversion, at the holder’s option including accrued interest at a conversion price 50% of the price of the shares sold in a secondary offering. The convertible includes a warrant in the event they have not converted in the secondary offering, or if no such offering shall have been completed, to purchase one dollars’ worth of common stock for every two dollars of debenture principal purchased by them in the Offering, at an exercise price for 120% of the closing bid price of shares of Common Stock on the date hereof.
210,000

Total convertible debentures	310,000
Less: current portion	310,000
Long-Term Debt, Net of Current Portion	-0-
$—

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Notes Payable to Stockholders

As of March 31, 2007, certain stockholders had advanced to the Company $2,085,856 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due November 15, 2006. Certain shareholders converted accrued interest of $101,717.44 and principal of $387,265.76 into 2,867,086 shares of common. On December 7, 2006, a debt holder entered into an Amended and Restated Debt Conversion Agreement with the company. Pursuant to this agreement, among other things, the interest rate on certain convertible debt was increased from 8% to 18% effective as of June 9, 2004. On December 7, 2006 the debt holder converted principal and interest of $72,610.64 into 484,071 shares of the company’s common stock. On January 21, 2007 the debt holder converted principal and interest of $528,750 into 3,525,000 shares of the company’s common stock.

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

As of March 31, 2007 William Mobley, Chairman of the Board and Andre Ford, President advanced the Company $744,006 and $263,503, respectively. Interest at 6% per annum and due in full January 2007.

As of March 31, 2007 two stockholders advanced the Company $37,000 and $8,750, respectively. Interest at 6% per annum and due in full January 2007 and on demand, respectively.

As of March 31, 2007 related company advanced the Company $279,853. Interest at 6% per annum and due in full January 2007.

Accrued interest as of March 31, 2007 on these notes amounted to $521,237 and is included in accounts payable and accrued expenses. (see Note 7)

NOTE 6 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at March 31, 2007 consist of the following:

Interest	$521,237
Payroll taxes payable	38,130
Professional fees	251,000
Accrued Compensation	311,419
Other	29,906

$1,151,692

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

Purchase Agreement

On July 27, 2006 the Company signed a purchase agreement with Securenext Softwares Private Limited, an Indian Corporation to purchase Intellectual property for $80,000 dollars and 250,000 shares of common stock. As of December 31, 2006 phase I of the purchase agreement has been completed and the company made a good faith payment of $40,000 and issuance of 100,000 shares of the company’s common stock per the agreement. No revenues or expenses have been realized as of March 31, 2007.

NOTE 9 - Subsequent Events

On April 18, 2007, holders of convertible debt converted principal and interest of $526,500 into 3,510,000 shares of the company’s common stock. The issuance of shares of common stock was exempt from registration pursuant to section 4(2) of the Securities Act of 1933 because the shares were issued a small number of sophisticated and accredited investors.

On April 27, 2007 the Company issued 150,000 shares of the Company’s common stock to settle $150,000 of accrued professional fees.

On May 10, 2007 the Board of Directors approved a bonus for William Mobley, CEO and Andre Forde, President of 55,000 shares of the companies common stock. The Company intends to register the issuance of these shares.

On May 10, 2007 the Board of Directors approved the acceptance of 5,038,000 of common shares of Yougetit.com in exchange for $251,900 of accounts receivables. The independent members of the Board of Directors approved this transaction after the following facts were disclosed to it:

(a) William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and his wife are shareholders of You Get It, Inc.;

(b) William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, is the President of You Get It, Inc.;

(c) Andre L. Forde, the President and Chief Operating Officer of the Company, is a shareholder of You Get It, Inc.;

(d) Andre L. Forde, the President and Chief Operating Officer of the Company, is the Vice President and Assistant Secretary of You Get It, Inc.; and

(e) Marjorie A. Lieberman, the Secretary of the Company, is the Secretary of You Get It, Inc.

On May 15, 2007 the Board of Directors approved an Employee Stock Option Plan subject to shareholder approval. The plan reserves 2,500,000 shares of common stock. On May 15, 2007 the Employee Stock Option Plan committee granted 1,605,000 options to various employees, 50% of option vest November 16, 2007 and the remaining 50% vest May 14, 2008.

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

REVENUE RECOGNITION

Revenue recognized through March 31, 2007 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

RESULTS OF OPERATIONS -

The following discussion relates to the historical financial statements of Web2 Corp and subsidiary and should be read in conjunction with the consolidated financial statements and related notes.

Results of Operations - Comparison of Period Ending March 31, 2007 and 2006

Net revenues increased from $80,533 for the year ended March 31, 2006 to $93,388 for the period ended March 31, 2007. The improvement in revenues was a result of the acquisition of Web1000 properties and increased traffic to our existing and newly created websites.

Depreciation and amortization increased from $53,379 for the period ended March 31, 2006 to $61,093 for the period ended March 31, 2007. The increase is due to the acquisition of additional equipment needed to support operations.

Selling, general and administrative expenses increased from $134,189 for the period ended March 31, 2006, to $483,634 for the year ended March 31, 2007. The increase is due to the addional personal needed to implant the companies initiatives.

Interest expense increased from $80,691 for the period ended March 31, 2006, to $112,366 for the period ended March 31, 2007.The increase is due to the restructuring of debt and additional loans received during 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our cash totaled $101,110.

Net cash used in operating activities was $509,342 for the period ended March 31, 2007 compared to $195,843 for the period ended March 31, 2006. The increase in cash used relates to the company launching production initiatives.

Net cash used by Investing activities was $5,817 for the period ended March 31, 2007 compared to net cash used by investing activities of $ 5,579 for the same period last year. The increase in cash flows from Investing Activities was due to the acquisition of equipment needed to support operations.

Net cash provided from financing activities was $602,000 for the period ended March 31, 2007 as compared to net cash provided in financing activities of $138,642 for the period ended March 31, 2006. The $602,000 represents loans made to the Company by related parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

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

(d)    Not Applicable.

Item 3.: Defaults upon Senior Securities

None.

Item 4.: Submission of Matters to a Vote of Security Holders

None

Item 5.: Other Information

On April 18, 2007, holders of convertible debt converted principal and interest of $526,500 into 3,510,000 shares of the company’s common stock. The issuance of shares of common stock was exempt from registration pursuant to section 4(2) of the Securities Act of 1933 because the shares were issued a small number of sophisticated and accredited investors.

On April 27, 2007 the Company issued 150,000 shares of the Company’s common stock to settle $150,000 of accrued professional fees.

On May 10, 2007 the Board of Directors approved a bonus for William Mobley, CEO and Andre Forde, President of 55,000 shares of the companies common stock. The Company intends to register the issuance of these shares.

On May 10, 2007 the Board of Directors approved the acceptance of 5,038,000 of common shares of Yougetit.com in exchange for $251,900 of accounts receivables. The independent members of the Board of Directors approved this transaction after the following facts were disclosed to it:

(a) William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and his wife are shareholders of You Get It, Inc.;

(b) William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, is the President of You Get It, Inc.;

(c) Andre L. Forde, the President and Chief Operating Officer of the Company, is a shareholder of You Get It, Inc.;

(d) Andre L. Forde, the President and Chief Operating Officer of the Company, is the Vice President and Assistant Secretary of You Get It, Inc.; and

(e) Marjorie A. Lieberman, the Secretary of the Company, is the Secretary of You Get It, Inc.

On May 15, 2007 the Board of Directors approved an Employee Stock Option Plan subject to shareholder approval. The plan reserves 2,500,000 shares of common stock. On May 15, 2007 the Employee Stock Option Plan committee granted 1,605,000 options to various employees, 50% of option vest November 16, 2007 and the remaining 50% vest May 14, 2008.

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

Dated: May 17, 2007	WEB2 CORP

	By:	/s/ William Mobley
William Mobley, Chief Executive Officer

By:	/s/ Darren Cioffi
Darren Cioffi, Chief Financial Officer