Form 10QSB
period 2007-06-30
Web2 Corp
filed 2007-08-14
CIK 824104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
June 30, 2007

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

Yes ☒  No ☐

The number of shares issued and outstanding of the Registrant’s Common Stock, $.001 par value, as of July 27, 2007 was 41,273,889.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	F-1

Condensed Consolidated Statements of Operations Six Months	F-2

Condensed Consolidated Statements of Operations Three Months	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to the Condensed Consolidated Financial Statements	F6-F16

WEB2 CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
CURRENT ASSETS
Cash	$42,633
Accounts receivable - net (related parties)	183,390
Total Current Assets	226,023
PROPERTY AND EQUIPMENT, Net	364,735

Non marketable securities	251,900
Other assets	7,040
TOTAL ASSETS	$849,698

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$739,233
Convertible debentures	310,000
Due to stockholders and affiliates	2,001,198
TOTAL CURRENT LIABILITIES	3,050,431

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 100,000,000 shares authorized; 41,273,889 shares issued and outstanding	41,273
Treasury stock (33,333 shares @$1.05)	(35,000)
Additional paid in capital	9,953,313
Accumulated deficit	(12,160,319)
TOTAL STOCKHOLDERS' DEFICIENCY	(2,200,733)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$849,698

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30
	2007	2006
REVENUE	$349,786	$263,064

COSTS AND EXPENSES
Cost of revenue	25,057	279,426
Compensatory element of stock	99,000	199,338
Depreciation and amortization	108,106	115,142
Selling and administrative expenses	1,151,449	310,874
TOTAL COSTS AND EXPENSES	1,383,612	904,780

OPERATING LOSS	(1,033,826)	(641,716)

OTHER INCOME (EXPENSES)
Interest	(244,361)	(158,153)
Preferred dividend series AA	-	(15,030)
NET LOSS	$(1,278,187)	$(814,899)

Basic and Diluted Net Loss Per Share	$(0.05)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	27,733,782	14,269,199

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30
	2007	2006
REVENUE	$256,398	$182,531

COSTS AND EXPENSES
Cost of revenue	11,012	105,569
Compensatory element of stock	99,000	199,338
Depreciation and amortization	47,013	61,763
Selling and administrative expenses	667,815	176,685

TOTAL COSTS AND EXPENSES	824,840	543,355

OPERATING LOSS	(568,442)	(360,824)

OTHER INCOME (EXPENSES)
Interest	(131,995)	(77,462)
Preferred dividend series AA	-	(7,365)
NET LOSS	$(700,437)	$(445,651)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	25,937,137	14,269,199

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,278,187)	$(814,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred preferred dividend	--	15,030
Depreciation and amortization	108,106	115,142
Compensatory element of stock transactions	99,000	199,338
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	--	(47,128)
Accounts receivable	(24,628)	--
Converiosn of accrued interest to equity	487,691	--
Accounts payable and accrued expenses	(592,061)	232,544

NET CASH USED IN OPERATING ACTIVITIES	(1,200,079)	(299,973)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,557)	--
Cash received in recapitalization	--	(5,759)
NET CASH USED IN INVESTING ACTIVITIES	(13,557)	(5,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder	1,242,000	307,500
Proceeds from sale of common stock	--	106,000
Repayment of principal on debt	--	(52,275)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,242,000	$361,225

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Periods Ended June 30
	2007	2006
NET INCREASE IN CASH	$28,364	$55,493

CASH - Beginning	14,269	141,764

CASH - Ending	$42,633	$197,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$-	$-
Taxes	$--	$311

Non-cash investing and financing activities:

Conversion of accrued liabilites	$210,000	$108,247
Conversion of debt to equity	$2,576,250	$412,266
Conversion of preferred stock	$-	$102,732
Issuance of common stock in connection with employment agreements	$-	$(30,000)

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Going Concern and Managements Plans

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $12,160,319 from inception of the Company through June 30, 2007, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at June 30, 2007 was $2,200,733 and its current liabilities exceeded its current assets by $2,694,408.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

d. Revenue Recognition Policy

Revenue recognized through June 30, 2007 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

e. Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of June 30, 2007, the allowance for doubtful accounts was $123,281. Bad debt expense was $0 for the period ended June 30, 2007 and -0- for the period ended June 30, 2006.

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

	Six Months Ended June 30,
	2007	2006
Net loss (numerator)	$(1,148,187)	$(814,899)
Weighted average shares outstanding (denominator)	27,733,782	14,269,199
Net loss per share amount	$(0.04)	$(0.06)

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

No. of Shares
Convertible debentures (assumed conversion at $.15)	61,905
Warrants to purchase common stock - finders	1,750
Warrants to purchase common stock - debentures	33,542
Warrants issued to consultant	16,667
Total as of June 30, 2007	113,864

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

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of June 30, 2007.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

i. Advertising Costs

Advertising costs are expensed as incurred. For the periods ended June 30, 2007 and 2006 advertising expenses were $31,045 and $15,597, respectively.

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

Property and equipment consists of the following at June 30, 2007:
Computer equipment	$372,602
Office equipment	12,168
Websites	625,000
Total	1,009,770
Less: accumulated depreciation	(645,035)
Property and Equipment, Net	364,735

Depreciation and amortization expense for the period ended June 30, 2007 and 2006 was $108,106 and $115,142, respectively.

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Convertible Debentures

Convertible debentures at June 30, 2007 consist of the following:

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
210,000

Total convertible debentures	310,000
Less: current portion	310,000

Long-Term, Net of Current Portion	$--

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Notes Payable to Stockholders

As of June 30, 2007, certain stockholders had advanced to the Company $3,479,851 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due November 15, 2006. Certain shareholders converted accrued interest of $101,717 and principal of $387,265 into 2,867,086 shares of common. On December 7, 2006, a debt holder entered into an Amended and Restated Debt Conversion Agreement with the company. Pursuant to this agreement, among other things, the interest rate on certain convertible debt was increased from 8% to 18% effective as of June 9, 2004. On December 7, 2006 the debt holder converted principal and interest of $72,610 into 484,071 shares of the company’s common stock. On January 21, 2007 the debt holder converted principal and interest of $528,750 into 3,525,000 shares of the company’s common stock. On May 23, 2007 the debt holder converted $1,860,000 into 12,400,000 shares of the company’s common stock. On June 21, 2007 the debt holder converted $187,500 into 1,250,000 shares of the company’s common stock.

As of June 30, 2007 William Mobley, Chairman of the Board and Andre Ford, President advanced the Company $744,006 and $263,503, respectively. Interest at 6% per annum and due in full January 2007 and currently in default. The company is renegotiating this note and has confidence an agreement will be finalized.

As of June 30, 2007 two stockholders advanced the Company $37,000 and $8,750, respectively. Interest at 6% per annum and due in full January 2007 and on demand, respectively. The company is renegotiating this note and has confidence an agreement will be finalized. The $37,000 note is currently in default.

As of June 30, 2007 related company advanced the Company $279,853. Interest at 6% per annum and due in full January 2007 and currently in default. The company is renegotiating this note and has confidence an agreement will be finalized.

Accrued interest as of June 30, 2007 on these notes amounted to $188,803 and is included in accounts payable and accrued expenses. (see Note 6)

NOTE 6 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at June 30, 2007 consist of the following:

Interest	$375,113
Payroll taxes payable	35,190
Accrued Compensation	321,262
Other	7,668
$739,233

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Commitments and Contingencies

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

Consulting Agreements

The Company has agreed to compensate CBMS $30,000 as well as issue the consultant 30,000 shares of its common stock for each six (6) month term as renewed. During the term of the consulting agreement, the principal shareholder of the consultant, Mr. Darren J. Cioffi, will act as the Company's Chief Financial Officer.

Purchase Agreement

On July 27, 2006 the Company signed a purchase agreement with Securenext Softwares Private Limited, an Indian Corporation to purchase Intellectual property for $80,000 dollars and 250,000 shares of common stock. As of June 30, 2007 phase I and phase II of the purchase agreement has been completed and the company made a good faith payment of $80,000 and issuance of 100,000 shares of the company’s common stock per the agreement. No revenues or expenses have been realized as of June 30, 2007.

Lease Obligations

The Company leases 1,851 square feet of office space at 100 Lucerne Circle, Orlando Florida. The original agreement was dated February 10, 2004 and expired on February 9, 2006. The Company extended the lease on March 1, 2006 for an additional 24 months. The Company makes monthly lease payments of $4,348.

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

REVENUE RECOGNITION

Revenue recognized through June 30, 2007 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

RESULTS OF OPERATIONS -

The following discussion relates to the historical financial statements of Web2 Corp and subsidiary and should be read in conjunction with the consolidated financial statements and related notes.

Results of Operations - Comparison of Three Months Ending June 30, 2007 and 2006

Net revenues increased from $182,531 for the three months ended June 30, 2006 to $256,398 for the period ended June 30, 2007. The improvement in revenues was a result of the additional web development and support of business properties.

Depreciation and amortization decreased from $61,763 for the period ended June 30, 2006 to $47,013 for the period ended June 30, 2007. The decrease is due to an adjustment to an over-accrual in the first quarter of this year.

Selling, general and administrative expenses increased from $176,685 for the three months ended June 30, 2006, to $667,815 for the year ended June 30, 2007. The increase is due to the addition of 10 employees, increase in office equipment and space needed to implement the company’s initiatives.

Interest expense increased from $77,462 for the three months ended June 30, 2006, to $136,995 for the period ended June 30, 2007.The increase is due to the increase in borrowings to support operations.

Results of Operations - Comparison of Six Months Ending June 30, 2007 and 2006

Net revenues increased from $263,064 for the six months ended June 30, 2006 to $349,786 for the period ended June 30, 2007. The improvement in revenues was a result of the additional web development and support business.

Depreciation and amortization increased from $115,142 for the six months ended June 30, 2006 to $108,106 for the period ended June 30, 2007. The decrease is due to certain assets becoming fully depreciated.

Selling, general and administrative expenses increased from $310,874 for the period ended June 30, 2006, to $1,151,449 for the six months ended June 30, 2007. The increase is due to the addition of 10 employees, increase in office equipment and space needed to implement the company’s initiatives.

Interest expense increased from $158,153 for the period ended June 30, 2006, to $244,361 for the period ended June 30, 2007. The increase is due to the increase in borrowings to support operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our cash totaled $42,633.

Net cash used in operating activities was $1,200,079 for the period ended June 30, 2007 compared to $299,972 for the period ended June 30, 2006. The increase in cash used relates to the company launching production initiatives.

Net cash used by Investing activities was $13,557 for the period ended June 30, 2007 compared to net cash used by investing activities of $ 5,759 for the same period last year. The increase in cash flows from Investing Activities was due to the acquisition of equipment needed to support operations.

Net cash provided from financing activities was $1,242,000 for the period ended June 30, 2007 as compared to net cash provided in financing activities of $361,225 for the period ended June 30, 2006. The $1,242,000 represents loans made to the Company by related parties.

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

Dated: August 14, 2007	WEB2 CORP

	By:	/s/ William Mobley
William Mobley, Chief Executive Officer

By:	/s/ Darren Cioffi
Darren Cioffi, Chief Financial Officer