Form 10QSB
period 2007-09-30
Web2 Corp
filed 2007-12-20
CIK 824104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarter Period Ended
September 30, 2007	Commission File No. 000-29462

WEB2 CORP
(Exact name of Registrant as specified in its Charter)

Delaware	13-4127624
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 West Lucerne Circle, Suite 600, Orlando, Florida	32801
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:  (407) 540-0452

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

Yes  ☒  No ☐

The number of shares issued and outstanding of the Registrant’s Common Stock, $.001 par value, as of October 31, 2007 was 41,423,889.

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

WEB2 CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)

September 30, 2007
ASSETS

CURRENT ASSETS
Cash	$3,493
Accounts receivable - net (related parties)	300

Total Current Assets	3,793

PROPERTY AND EQUIPMENT, Net	337,897

Other assets	7,045

TOTAL ASSETS	$348,735

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Cash overdraft	$657
Accounts payable and accrued expenses	841,041
Convertible debentures	310,000
Due to stockholders and affiliates	2,275,098

TOTAL CURRENT LIABILITIES	3,426,796

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 100,000,000 shares
authorized; 41,423,889 shares issued and outstanding	41,424
Treasury stock (33,333 shares @$1.05)	(35,000)
Additional paid in capital	9,728,138
Accumulated deficit	(12,812,623)
TOTAL STOCKHOLDERS' DEFICIENCY	(3,078,061)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$348,735

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30
	2007	2006

REVENUE	$418,417	$443,316

COSTS AND EXPENSES
Cost of revenue	43,305	475,883
Compensatory element of stock	99,000	240,588
Depreciation and amortization	161,944	174,118
Selling and administrative expenses	1,475,065	549,469

TOTAL COSTS AND EXPENSES	1,779,314	1,440,058

OPERATING LOSS	(1,360,897)	(996,742)

OTHER INCOME (EXPENSES)
Interest	(320,759)	(245,619)
Bad debt expense	(249,269)	—
Preferred dividend series AA	-	(18,942)
NET LOSS	$(1,930,925)	$(1,261,303)

Basic and Diluted Net Loss Per Share	$(0.06)	$(0.08)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	32,326,968	16,670,208

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30
	2007	2006

REVENUE	$68,631	$180,252

COSTS AND EXPENSES
Cost of revenue	18,248	196,457
Compensatory element of stock	—	41,250
Depreciation and amortization	53,838	58,976
Selling and administrative expenses	323,616	238,595

TOTAL COSTS AND EXPENSES	395,702	535,278

OPERATING LOSS	(327,071)	(355,026)

OTHER INCOME (EXPENSES)
Interest	(76,398)	(87,466)
Bad debt expense	(249,269)	—
Preferred dividend series AA	-	(3,912)
NET LOSS	$(403,469)	$(446,404)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.02)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	32,314,815	18,206,122

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,930,925)	$(1,261,303)
Adjustments to reconcile net loss to net
cash used in operating activities:
Deferred preferred dividend	—	18,942
Depreciation and amortization	161,944	174,118
Bad debt expenses	249,269	—
Compensatory element of stock transactions	99,000	240,588
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5)	(220,007)
Accounts receivable	(41,551)	—
Accounts payable and accrued expenses	(201,508)	272,409

NET CASH USED IN OPERATING
ACTIVITIES	(1,663,776)	(775,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,557)	(47,250)
Purchase of ByIndia	—	(40,000)
Cash received in recapitalization	—	(5,759)

NET CASH USED IN
INVESTING ACTIVITIES	(13,557)	(93,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	657	—
Proceeds of loans from shareholder	1,665,900	507,500
Proceeds from sale of common stock	—	106,000
Proceeds from Bridge Loan	—	149,500

NET CASH PROVIDED BY
FINANCING ACTIVITIES	$1,666,557	$763,000

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Nine Months Ended
	September 30
	2007	2006

NET INCREASE IN CASH	$(10,776)	$(105,262)

CASH - Beginning	14,269	141,764

CASH - Ending	$3,493	$36,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$-	$-
Taxes	$—	$311

Non-cash investing and financing activities:

Conversion of debt to equity	$2,758,444	$520,513
Conversion of preferred stock	$-	$102,732
Issuance of common stock in connection with employment agreements	$-	$30,000

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Going Concern and Managements Plans

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in the consolidated financial statements, the Company has incurred losses of approximately $12,812,623 from inception of the Company through September 30, 2007, has negative cash flows from operations, and is in default on certain convertible notes payable. The Company's stockholders' deficiency at September 30, 2007 was $3,078,061 and its current liabilities exceeded its current assets by $3,423,003.These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

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

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

d. Revenue Recognition Policy

Revenue recognized through September 30, 2007 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

e. Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer's financial condition, general economic trends and management judgment. As of September 30, 2007, the allowance for doubtful accounts was $372,460. Bad debt expense was $249,269 for the period ended September 30, 2007 and -0- for the period ended September 30, 2006.

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

	Nine Months Ended September 30,
	2007	2006
Net loss (numerator)	$(1,930,925)	$(1,261,303)
Weighted average shares outstanding (denominator)	32,326,968	16,670,208
Net loss per share amount	$(0.06)	$(0.08)

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

No. of Shares
Convertible debentures (assumed conversion at $.15)	61,905
Warrants to purchase common stock - finders	1,750
Warrants to purchase common stock - debentures	33,542
Warrants issued to consultant	16,667

Total as of September 30, 2007	113,864

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

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies, continued

h. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of September 30, 2007.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

i. Advertising Costs

Advertising costs are expensed as incurred. For the periods ended September 30, 2007 and 2006 advertising expenses were $50,701 and $23,343, respectively.

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

Property and equipment consists of the following at September 30, 2007:

Computer equipment	$372,602
Office equipment	12,168
Websites	653,000
Total	1,037,770

Less: accumulated depreciation	(699,873)

Property and Equipment, Net	337,897

Depreciation and amortization expense for the period ended September 30, 2007 and 2006 was $161,944 and $174,118, respectively.

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Convertible Debentures

Convertible debentures at September 30, 2007 consist of the following:

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
210,000

Total convertible debentures	310,000
Less: current portion	310,000
Long-Term, Net of Current Portion	$—

WEB2 CORP AND SUBSIDIARY

(formerly 110 Media Group, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Notes Payable to Stockholders

As of September 30, 2007, certain stockholders had advanced to the Company $3,721,851 for working capital purposes. The Company agreed to pay interest at 8% per annum and the notes are all due November 15, 2006 (in default). Certain shareholders converted accrued interest of $101,717 and principal of $387,265 into 2,867,086 shares of common. On December 7, 2006, a debt holder entered into an Amended and Restated Debt Conversion Agreement with the company. Pursuant to this agreement, among other things, the interest rate on certain convertible debt was increased from 8% to 18% effective as of June 9, 2004. On December 7, 2006 the debt holder converted principal and interest of $72,610 into 484,071 shares of the company’s common stock. On January 21, 2007 the debt holder converted principal and interest of $528,750 into 3,525,000 shares of the company’s common stock. On May 23, 2007 the debt holder converted $1,860,000 into 12,400,000 shares of the company’s common stock. On June 21, 2007 the debt holder converted $187,500 into 1,250,000 shares of the company’s common stock.

As of September 30, 2007 William Mobley, Chairman of the Board and Andre Ford, President advanced the Company $744,006 and $263,503, respectively. Interest at 6% per annum and due in full January 2007 and currently in default. The company is renegotiating this note and has confidence an agreement will be finalized.

As of September 30, 2007 two stockholders advanced the Company $37,000 and $8,750, respectively. Interest at 6% per annum and due in full January 2007 and on demand, respectively. The company is renegotiating this note and has confidence an agreement will be finalized. The $37,000 note is currently in default.

As of September 30, 2007 related company advanced the Company $279,853. Interest at 6% per annum and due in full January 2007 and currently in default. The company is renegotiating this note and has confidence an agreement will be finalized.

Accrued interest as of September 30, 2007 on these notes amounted to $367,233 and is included in accounts payable and accrued expenses. (see Note 6)

NOTE 6 - Accounts Payable and Accrued Expenses Accounts payable and accrued expenses at September 30, 2007 consist of the following:

Interest	$451,557
Payroll taxes payable	55,553
Accrued Compensation	321,262
Other	12,668

$841,041

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

Purchase Agreement

On July 27, 2006 the Company signed a purchase agreement with Securenext Softwares Private Limited, an Indian Corporation to purchase Intellectual property for $80,000 dollars and 250,000 shares of common stock. As of September 30, 2007 phase I, phase II and phase III of the purchase agreement has been completed and the company made a good faith payment of $80,000 and issuance of 250,000 shares of the company’s common stock per the agreement. No revenues or expenses have been realized as of June 30, 2007.

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

REVENUE RECOGNITION

Revenue recognized through September 30, 2007 represents revenue from its redirect traffic and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.

RESULTS OF OPERATIONS -

The following discussion relates to the historical financial statements of Web2 Corp and subsidiary and should be read in conjunction with the consolidated financial statements and related notes.

Results of Operations – Comparison of Three Months Ending September 30, 2007 and 2006

Net revenues decreased from $180,252 for the three months ended September 30, 2006 to $68,631 for the period ended September 30, 2007. The decrease in revenues was a result of the suspension of certain revenue activities.

Depreciation and amortization decreased from $58,976 for the period ended September 30, 2006 to $53,838 for the period ended September 30, 2007. The decrease is expected based on our depreciation methods and certain assets becoming fully depreciated.

Selling, general and administrative expenses increased from $238,595 for the three months ended September 30, 2006, to $323,616 for the three month period ended September 30, 2007. The increase is due to the addition of 10 employees, increase in office equipment and space needed to implement the company’s initiatives.

Interest expense decreased from $87,466 for the three months ended September 30, 2006, to $76,398 for the period ended September 30, 2007.The decrease is due to the conversion of certain convertible debentures.

Results of Operations – Comparison of Nine Months Ending September 30, 2007 and 2006

Net revenues decreased from $443,316 for the nine months ended September 30, 2006 to $418,417 for the period ended September 30, 2007. The decrease in revenues was a result of the suspension of certain revenue generating operations.

Depreciation and amortization decreased from $174,118 for the nine months ended September 30, 2006 to $161,944 for the period ended September 30, 2007. The decrease is expected based on our depreciation methods and certain assets becoming fully depreciated.

Selling, general and administrative expenses increased from $549,469 for the period ended September 30, 2006, to $1,475,065 for the nine months ended September 30, 2007. The increase is due to the addition of 10 employees, increase in office equipment and space needed to implement the company’s initiatives.

Interest expense increased from $245,619 for the period ended September 30, 2006, to $320,759 for the period ended September 30, 2007. The increase is due to the increase in borrowings to support operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our cash totaled $3,493 (not net of a cash overdraft of $657).

Net cash used in operating activities was $1,663,776 for the period ended September 30, 2007 compared to $775,253 for the period ended September 30, 2006. The increase in cash used relates to the company launching production initiatives.

Net cash used by Investing activities was $13,557 for the period ended September 30, 2007 compared to net cash used by investing activities of $ 93,009 for the same period last year. The decrease in cash flows from Investing Activities was due to fewer acquisitions of equipment needed to support operations.

Net cash provided from financing activities was $1,666,557 for the period ended September 30, 2007 as compared to net cash provided in financing activities of $763,000 for the period ended September 30, 2006. Of this $1,665,900 represents loans made to the Company by related parties and $657 represents a cash overdraft.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and related interpretations. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

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

Dated: December 20, 2007	WEB2 CORP.

	By:	/s/ William Mobley
William A. Mobley, Jr. Chief Executive Officer and Chief Financial Officer