Form 10-K
period 2007-12-31
Web2 Corp
filed 2008-05-16
CIK 824104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

WEB2 CORP.

 (Exact name of registrant as specified in its charter)

———————

Delaware	000-29462	13-4127624
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

100 West Lucerne Circle, Suite 601, Orlando, Florida  32801

 (Address of Principal Executive Office) (Zip Code)

(407) 540-0452

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $.001
(Title of Class)

———————

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuer’s revenues for its most recent fiscal year. $396,412

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold was approximately $358,475 based upon the average bid and asked price of $0.01 as reported by the OTC Bulletin Board as of May 14, 2008.

The Company had 90,772,414 shares of common stock outstanding as of May 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

When used in this Annual Report on Form 10-KSB, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company's future plans of operations, business strategy, operating results and financial position.  Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, among others:  (i) the Company’s ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company's ability to obtain additional patent protection for its technology; and (iii) other economic, competitive and governmental factors affecting the Company's operations, market, products and services.  Additional factors are described in “Risk Factors” below and in the Company’s other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

Overview

Web2 Corp. designs, develops and sells technology products to its customers utilizing both products it has previously developed as well as products it develops or combines to meet customer specific requirements.  Its current emphasis is to build technology for specific business entities to facilitate the ease in which the business entity can communicate and conduct transactions with specific groups of users and to facilitate the ability of those users to utilize the internet to communicate with and conduct transactions with the business entity.  Web2 Corp. seeks to create and implement internet technology products which reduce the level of user technical skill required and which reduces the time and cost of the process.

The company is headquartered in Orlando, Florida.  It is publicly traded on the OTCBB under the symbol WBTO.

Corporate History

We were originally organized as a Colorado corporation and our name was Medical Management Systems, Inc. in 1987.  In August 2000, we reincorporated in Delaware and changed our name to Dominix, Inc.

In January 2001 we acquired International Controllers, Inc. (“ICON”).  We became a shell corporation as a result of the sale of ICON in April 2002.  On December 5, 2003, we completed the acquisition of Jade Entertainment Group, Inc. (“Jade”) by way of merger through the Company's wholly owned subsidiary, Jade Acquisition Corp. by issuing 743,750 shares of common stock and 82,167 shares of its Series B Convertible Preferred Stock, which was converted into 6,834,631 shares of our common stock on June 4, 2004, together representing 36% of the Company.  This transaction was accounted for as a reverse merger with Jade the acquirer of the Company.  The reverse merger was accounted for as a recapitalization and the stockholder's equity was retroactively restated to the inception of Jade, July 5, 2001.  On March 30, 2004, Jade entered into a database license agreement with MarketShare Recovery, Inc.

On December 5, 2004, we acquired the database assets of Web1000.com.  Pursuant to the Agreement, we acquired a website known as Web1000.com along with the customer list related to that website.  The purchase price for the assets was $400,000.  On July 12, 2005, we entered into a two-year management services agreement with Global Portals Online, Inc. (formerly known as Personal Portals Online, Inc.) (“Global Portals”), which we subsequently acquired. Under the agreement, Global Portals was given primary responsibility for the management, redesign and redevelopment of our web traffic operations and technology, finance and accounting in exchange for our issuing 200,000 shares of common stock to Global Portals and agreeing to pay a fee of 5% of our net monthly revenues.

On December 22, 2005, we completed the acquisition of Global Portals pursuant to an Agreement and Plan of Share Exchange dated as of December 1, 2005.  At the effective time of the share exchange, all of the shares of Global Portals were exchanged for an aggregate of 11,442,446 shares of our common stock on the basis of 2.54 shares of Global Portals for one share of our common stock.  The 11,442,446 shares of common stock issued to the Global Portals shareholders represent approximately 85% of our common stock outstanding after the exchange.

In July 2006, we changed our name to Web2 Corp.  As a result of the foregoing, our operations are conducted by Web2 Corp., as the parent company, through various subsidiaries, including Global Portals.

When used herein the terms “Company,” “we,” “us” and “our” each refers to the combined business entity of Web2 Corp. and its subsidiaries, unless the context otherwise indicates.

Going Concern

Our financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.  As shown in the financial statements, for the year ended December 31, 2007, we had net sales of $396,412, as compared to net sales of $527,043 for the year ended December 31, 2006.  For the year ended December 31, 2007, we incurred a net loss of $3,060,855, as compared to a net loss of $2,617,973 for the year ended December 31, 2006.

At December 31, 2007, we had a stockholders’ deficit of $814,090.  At December 31 2007, we had current assets of $4,484 and current liabilities of $1,131,275, resulting in a working capital deficit of $1,126,791.

Any shortfall in our cash flow requirements may be met through private placements of our common stock and incurring debt.  No assurances can be given that financing will be available or be sufficient to meet our capital needs.  During 2007, we were unable to secure any new equity investments of cash in the Company.  If we are unable to generate profits or are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, if necessary, and ultimately to become profitable.  Should any of these events not occur, our financial statements will be adversely affected and our business may not survive.

Our Mission

Our mission is the innovative, rapid adaptation of Internet technologies to solve problems and simplify Internet usage.  Our goal is to capitalize on the popular software applications that we have developed by reselling this technology in custom configurations to corporate clients and brand conglomerates with existing niche communities of users and achieve the following:

Target

market gaps and areas of frustration or friction in the marketplace

Simplify

reduce the level of product complexity and the required technical prowess of users

Leverage

the latest technology, imagination and common sense

Integrate

intuitive technologies, functions, features and benefits

Advance

leapfrog established incumbents, deliver desired products/services

Profit

sell products and services that people desire at a solid margin

We believe these provide a straightforward strategic guide for sustaining a strong competitive position.

Our Value to Corporate Clients and their Customers/Users

Web2 Corp. makes the Internet easier to use for a large group of non-technical people.  We produce products to overcome the frustrations of average users promoting beneficial value as provided by our corporate client resellers.

Some of the key benefits we offer to our clients’ consumer users include:

Small Business Customers.  Web2 Corp makes it easier for small businesses to use the internet.  We do this by creating products that are straightforward and easy to use at a low price.  Small business users face common problems and challenges that Web2 Corp. products are engineered to solve.

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

We reduce the time required to begin conducting business on the Internet by providing intuitive, easy-to-use tools and simple guided processes that enables immediate productivity.  In order to embrace the web, small operators either enter a steep learning curve to learn the technology of the Internet, or they must engage third-party providers.  The time to learn graphics design, web design, coding, security, integration of e-commerce payment processing, and web marketing is significant.  Web2 Corp. eliminates this requirement to substantially shorten the time for a business to get online.

We produce a quality Internet presence with a variety of options that rival large custom-developed sites.  The quality of traditional web development vendors is uneven and resultant product is often poorly designed, technically flawed, and weakly documented.  Web2 Corp. provides fully functioning, professionally designed frameworks that are easy for customers to modify and customize to reflect their business. We provide a selection of sophisticated modules with advanced functions that customers can deploy, depending upon their needs, to engage their audience.  The ability to maintain integrity of the site, including its look, feel and functionality are simplified and the power is placed in the hands of the business owner who can focus on content rather than coding, mechanics and layout.

We integrate marketing tools to help customers attract an online audience.  Search engines drive a significant proportion of traffic to websites.  In order to tap this resource a business must be proficient at optimizing its web pages to be listed at the top of relevant search results for keywords associated with its products or services.  Search engines utilize algorithms that must be monitored and reverse-optimized on a constant basis.  Violation of search engine rules can severely penalize a well-intentioned web marketer.  Email is also a specialized field that must be mastered to yield results without running afoul of anti-spam rules.  Affiliate programs are a powerful tool for creating networks of vendors for a product.  These demand research, money and a dedicated devotion of time to generate results.  Web2 Corp. integrates the fundamental tools of these promotional arts into its products and offers advanced features to customers on a paid basis.

We offer timely products that keep our customers trend-right.  Internet trends move very fast from early adopters to mainstream audiences.  Web2 Corp. believes it can identify market trends early and rapidly develop improved products to present useful solutions to our customers. For non-technical operators, this is a valuable benefit that improves their competitive position on the Internet.

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

General Internet Users.  We provide tools that simplify the Web for Internet users of all demographic, geographic and social profiles.  We do this by aggregating and consolidating a myriad of free services into logical tools that allow them to find relevant information, communicate with their peers, link to their community, generally express themselves to a broad audience, and conduct the transactions of their life.

We simplify web usage by bringing together commonly used tools in one place.  It is our observation that most users utilize a fraction of the features provided by competing applications.  Many competing products add a glut of features that only serve to complicate processes and frustrate users.  Web2 Corp. targets this frustration by bringing the core functionality of multiple competing products into one place with one common set of controls to learn.  We provide simpler versions of the most used applications in one easy-to-use product.

We focus on localization of the Internet to improve its relevance in our user’s everyday life.  We believe there is a gap in productivity of the Internet as it applies to local markets.  The Internet in its first iteration has served to connect the global community.  Many products and services have evolved to more efficiently organize a global audience and global information, but few products have successfully levered Internet capabilities to address local markets where people conduct their lives, learning, transactions and communications.  Web2 Corp. strives to address this audience by creating localized centers of aggregation and tools that invert the process of trying to locate information.  Traditional online search, auctions and other listings try to accumulate the entirety of the universe of information and then let consumers sift it down to their “needle in a haystack.”  We reverse the process and start with a local pile of needles, expanding the scope of the search geographically to reach further into the world if the user so desires.  This eliminates the “20 out of 2,347,986 results” that current processes produce which makes us faster and more relevant for the majority of users.

We migrate emerging online services and products from the U.S. to other geographical markets in their local languages.  We intend to adapt proven products to meet the social and language needs of these large audiences.  This rapid follow-on strategy gives the latest products to online customers in foreign markets and secures an early market position for Web2 Corp.

Corporations and Specialized Organizations.  The Internet changes everything for companies, charities, political parties and other cultural organizations.  These groups face incremental new challenges in communicating with their customers and constituents in the Internet 2.0 world.  Increasingly the online population has a substantial amount of information at their fingertips.  They can assess situations, opportunities, products and services for themselves as opposed to relying on “experts” that provided such insight in the past.  Companies that fail to acknowledge the new real-time realities of the Internet do so at their own risk.  Blogs, online social communities, and negative websites can accelerate dispersion and expansion of sensitive information, irrespective of factual accuracy, to a global audience. Web2 Corp. services this customer base by providing easily implemented, cost effective solutions to actively harness the new community of online consumers.

We provide a new set of tools for companies and organizations to actively embrace their constituents.  Proactive companies and groups seek tools such as those offered by Web2 Corp. to try to channel and capitalize on both good and bad communications with customers, supporters, and the public at-large.  Each customer touch point is an opportunity to expand sales and the depth of customer relationships.  The best run companies utilize this new capability of real-time customer relationships as a competitive advantage to stay abreast of the market and their product position therein.

These products address any opportunity where groups of people aggregate around common interests.  Golf, motorcycles, crafts, charities, political candidates, political issues and a universe of other special interest opportunities exist where a client has already begun to build the audience.  Web2 Corp. products simply deepen the level of audience interaction.

Products and Services

Our product development philosophy is built upon rapid and continuous innovation, with frequent releases of early stage products that we seek to improve with every iteration of the development cycle.  Our current principal products and services are described below.

Products (“Modules” used individually or in combination to create a Client product)

Social Network Community Module (like: MySpace, Facebook)

Features:

- Fully-featured social network—friends, comments, communication, community and more, all in one package

Friends:

- Find and meet new friends with our Friend Finder tool

- Online Dating optional functionality with picture ratings (HotOrNot), personality profiling, etc.

SocialHub:

- Create and manage interest groups, schedule events, and communicate easily.

- Chat and instant message your friends

Comments and Communications:

- Internal e-mail, instant messaging, shoutbox, comments, and ratings on the Social Network Community Module allows for a complete communication package.

- Dynamic AJAX shoutbox updates live to show all of your visitors what's being discussed on  your site right now.

- Users can set their profile to pull e-mails from their Yahoo, Gmail, Hotmail, AOL, and many other e-mail applications in one place, organizing their online communications on your site!

- Online classified listing services lets your community trade or sell items to each other in a trusted environment.

- Complete blogging platform included.

Community:

- Support for thousands of users online simultaneously with the default hosting package gives your site plenty of room to grow.

- Make groups, message boards, forums, events, personal calendars, invitations, and more.

- Search the entire community for groups, people, and events.

- All the features of popular social networks rolled into one powerful site that can be up and running, making it easy for your target audience to meet and form a community instantly.

Video Community Module  (like: YouTube, MetaCafe)

Features:

- Rate video, post comments, add to user favorites, or flag video as “featured” or “inappropriate”.

- Upload videos in .avi, .mpeg, .mov, .wmf, or many other video formats

- Adult content flag that requires user verification before continuing.

- META tags

- User groups and private user messaging system

- Member user stats

- Subscription to channels or users

- Every video gets an automatic permalink unique URL

Built-in Audio Community Module: Listen to streaming audio uploads with all of the social networking features of the Video Community Module built in—at no extra cost.

Free E-Mail Module  (like: Gmail, Hotmail)

Features:

- Multilingual capability (ANSI character set)

- MIME and HTML e-mail

- Attachments, forwarding, address book—all the functionality users are accustomed to from a webmail service.

- Rich Text composing

- Message filters and rules

- Completely customizable interface

Free Website Module  (like: Freewebs, Geocities)

Features:

- Customized Do-it-Yourself Website Builder

- Own subdomain

- Search Engine Submission

- Professional 24 x 7 Hosting

- Directory Listing

- Information Design Help Center

- Pre-selected Tools, Forms and Templates

Shopping Cart Module (like: Amazon, EcommerceTemplate.com)

Features:

- Inventory tracking with back order

- Unlimited categories and subcategories

- Automated drop shipping capability

- Integrated shipment tracking

- Product coupons and store-wide discounts

- Related products for cross-selling

- Wish lists

- Cart thumbnails with attribute

- Coupon code tracking

- Search page filters

- Clearance pricing

- Merchant-defined bundles

- Customer service representative order form

Auction Platform Bundle (like: Ebay, Woot.com)

Features:

- Reserve price

- Buy it Now

- Standard, Lot & Dutch auctions

- Item & Auction watch

- Fixed-price sales (gift certificates, etc)

- Support for unlimited numbers of auctions simultaneously

- Embed images into auctions

- Complete admin panel allows administration across different auction sites with one master login

- Easy & customizable user registration

- Bid Retraction

- PayPal Integration

Photo Communities Module (like: Flickr, Kodakonline)

Features:

- Re-arrangement of pictures in categories and albums

- Upload pictures with web interface or ftp (and admin can batch-add to database)

- Full multimedia support

- Automatic creation of thumbnails and intermediate size pics

- Search feature, last added, random picture

- User management (private galleries, groups)

- Caption, title, description and user defined fields for each picture (searchable)

- User comments on pictures

- E-card feature

- Slide show viewer

- Template system for customized photo galleries

- User membership in multiple groups

- Upload approval notice for admin

- EXIF/IPTC support

- Image rotation

- Multi-pic upload

- Password-protected albums

- Picture-resize on upload

- Advanced search (boolean operators)

Advertising and Affiliate Network Module (like: Google AdWords, Overture, Commission Junction, DoubleClick)

Features:

- Powerful and simple: easy ad prioritization, click tracking, statistics, and report generation

- Integrated with Google Adsense and Yahoo! Publisher Network

- Click tracking with transparent pixel GIF's and Flash ads

- Easy targeting by site, keyword, or IP address

- In-depth flexible reporting, automatically generated at pre-set times

- Track visitor behavior from click-through to transaction finish

- Flexible, scalable, dynamically changeable advertising programs

Blog Community Module (like: Blogger, Wordpress)

Features:

- Quick and easy registration to comment or start a blog.

- Infinitely customizable. Select from hundreds of templates or design your own!

- Tag posts with META information to make it easier for users to find posts.

- Stat tracking: see who's reading what blogs.

- Spell check option on all blog posts.

- Preview available to make sure that posts look right when they're published.

- Autosave feature to keep users from losing their work

- Embed photos and videos

- Integrated powerful blog comment spam protection from Akismet, the industry leader.

- Privacy options to limit who may read blog posts

- Complete admin tools allows for easy administration of all blogs.

Online Classifieds Module (like: Craigslist)

Features:

- Price setting for different types of classifieds—charge for real estate but not for job postings (or any other category you'd like)

- Personal User account pages to let users keep track of posted ads

- Easy user registration

- User E-mail Notifications—set the classified program to notify users when a particular item is posted on the board.

- Attach photos or video to your ads!

- Admin messaging system—get the word out to users quickly

- Limit listings by geographic area.

Private Labeled Search Module (like: Google, Yahoo, MSN)

Features:

- Fully-featured search module, complete with: Crawler, Link-graph database, HTML, .doc, .pdf, .ppt, .rss, .mp3 and .zip parser

- Supports quotes, nested, wildcard, truncated, and some boolean searches.

- Customize your relevance algorithm to help pull the best results for your searches.

- If you have a large body of information that you need indexed, the Private Labeled Search
- Module is a quick and easy way to make all that information available to your users.

Existing Commercial Web Portals Owned and Operated by Web2 Corp

Due to a loss of funding source in 2007, Web2 Corp. revised its business strategy to have an emphasis on building technology for a customer specific requirement.  With this change in the business came a fundamental change in our financial and staffing needs. Instead of managing the risk associated with larger investments when developing, marketing, branding, and operating consumer portals, which are very costly to distribute/operate, we reduced our exposure in a conservative manner by offering our innovative software solutions (modules) to corporate clients from whom we can generate income directly. With this transition, came the decision to operate the companies existing web portals at a reduced capacity until they can be sold or partnered. Web2 Corp. has four key products that is still believes are well positioned for success due to known market gaps and are operated in a limited capacity as they are for sale or available for partnering.

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

Sales and Support

We utilize direct sales, direct response media and third-party channels to promote and sell products to corporate clients.  Sales processing channels for these products include Internet orders through multiple owned sites under various brands and operations via a contracted service provider.

Our global support organization, live-websupport.com, provides customer service for all Web2 Corp products.  We strive to build products with intuitive user experiences and reliability to reduce customer service and support traffic by design.  When the customer still has support needs they have self-help, email, Instant Message, and phone support available in resolving their difficulty.

Marketing

Our early marketing efforts focus on creating direct outreach to clients which are identified as “technology needy”, submitting bids and proposals in various publications/sites online and using public relations efforts to accelerate it.  Over time we will migrate to broader traditional media to create broad-based client awareness.

Competition

We face well positioned competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Google, Microsoft and Yahoo as providers and aggregators of “web services”; however, we are unaware of any one company which provides a majority of the popular web elements in module format to major national companies and/or brands.

We also face competition from other web search providers, including companies that are not yet known to us. We compete with Internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted Internet advertising. We may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web products and services. In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities.

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

Web2 Corp., Chamber of E-Commerce, and ByIndia are trademarks under application in the U.S. Our unregistered trademarks include: Web1000, SickSpot, HotHomePages (protected under common law through first use in commerce since 2000), MyDigitalSpot, WebsiteSuperstore, WebsiteOwner, TemplateSuperstore, and ZeroBrand.

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

Culture and Employees

We take great pride in our company culture and embrace it as one of our fundamental strengths. We remain steadfast in our commitment to constantly improve the technology we offer to our users and advertisers and to our website owners.  We have assembled what we believe is a highly talented group of employees and dedicated contractors.  Our culture encourages the iteration of ideas to address complex technical challenges. In addition, we embrace individual thinking and creativity.

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

At April 11, 2008, we had three employees and four independent contractors performing services for us.

RISK FACTORS

Risks Related to Our Business and Industry

We have a history of losses and we may not become profitable.

For the year ended December 31, 2007, we had net sales of $396,412, as compared to net sales of $527,043 for the year ended December 31, 2006.  For the year ended December 31, 2007, we incurred a net loss of $3,060,855, as compared to a net loss of $2,617,973 for the year ended December 31, 2006.  At December 31, 2007, we had a stockholders’ deficit of $814,090 and a working capital deficit of $1,126,791.  We expect to sustain a loss for 2008.

As a result, we will need to generate significant additional sales in order to become and maintain profitability.  We cannot assure our shareholders that we will achieve significant additional sales, or that we will be profitable and, if so, that we can sustain profitability into the future.  It is possible that we may encounter unexpected expenses.  We need to obtain additional working capital.  There can be no assurance that we will be able to successfully complete any such financing arrangements or that the amounts raised would meet our cash flow needs.  We cannot assure our shareholders that additional capital will be available to us in the future on favorable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our business activities essential to operate profitably would be significantly limited.

Our available cash is limited.  We may need to raise additional capital.

At December 31, 2007, we had a stockholders’ deficit of $814,090.  At December 31 2007, we had current assets of $4,484 and current liabilities of $1,131,275, resulting in a working capital deficit of $1,126,791.  It is not likely that we will generate sufficient operating capital through operations to meet our debt service requirements and to maintain our business at its present level.  If we fail for any reason to repay any of our loans on a timely basis, then we may have to curtail our business sharply or cease our operations altogether.

Similarly, there can be no assurance that sales will continue to increase or even maintain current levels.  We will need to obtain capital through equity and/or debt financing.  If additional funds are obtained by issuing equity securities and/or debt securities convertible into equity, dilution to existing shareholders will result, and future investors may be granted rights superior to those of existing shareholders.  There can be no assurances, however, that additional financing will be available when needed, or if available, on acceptable terms. There are no current agreements, arrangements, or understandings for any equity and/or debt financing.  The failure of the Company to obtain any such financing as required or otherwise desired will have a material adverse effect upon the Company, its business and operations.

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

Our ability to continue to attract users to ours / client’s web sites and products.

Our ability to monetize or generate revenue from through our product offerings.

Our ability to attract advertisers to ours / client’s web sites and products.

The mix in our revenues between our various products and services.

The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

Our focus on long term goals over short term results.

The results of our investments in risky projects.

Payments made in connection with the resolution of litigation matters.

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

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interferes with our product experiences.  These applications may attempt, to change our users’ Internet experience, including hijacking queries to our sites, altering or replacing search results, or otherwise interfering with our ability to connect with our users.  The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with our brands.  These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them.  In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the Internet.  These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our products and services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

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

We also face risks due to failure to enforce or legislate, particularly in the area of network neutrality, where governments might fail to protect the Internet’s basic neutrality as to the services and sites that users can access through the network.  Such a failure could limit Web2 Corp.’s ability to innovate and deliver new features and services, which could harm our business.

If we were to lose the services of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chairman and Chief Executive Officer, William A. Mobley, Jr., and our President and Chief Operating Officer, Andre L. Forde, are critical to the overall management of Web2 Corp., as well as the development of our technology, our culture and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies.  The loss of any of our management or key personnel could seriously harm our business.

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

Quarterly variations in our results of operations or those of our competitors.

Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

Disruption to our operations or our data centers.

The emergence of new sales channels in which we are unable to compete effectively.

Our ability to develop and market new and enhanced products on a timely basis.

Commencement of, or our involvement in, litigation.

Any major change in our board or management.

Changes in governmental regulations or in the status of our regulatory approvals.

Recommendations by securities analysts or changes in earnings estimate.

Announcements about our earnings that are not in line with analyst expectations, the likelihood of which is enhanced because it is our policy not to give guidance on earnings.

Announcements by our competitors of their earnings that are not in line with analyst expectations.

The volume of shares of common stock available for public sale.

Sales of stock by us or by our stockholders.

Short sales, hedging and other derivative transactions on shares of our common stock.

General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.  These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies.  This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Our directors and executive officers beneficially own, in the aggregate, approximately 60.4% of our outstanding shares of common stock.  These persons, acting together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, have the ability to control the management and affairs of our company.  This concentration of ownership may harm the market price of our common stock by delaying or preventing a change in control of our company at a premium price even if beneficial to our other stockholders.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our company.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors.  Our Board of Directors is empowered, without shareholder approval, to issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.  In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Through March 31, 2008, the Company leased 1,851 square feet of office space located at 100 Lucerne Circle, Suite 600, Orlando Florida at a monthly rental of $4,141.  Commencing on April 1, 2008, the Company is subletting 1,245 square feet of office space located at 100 West Lucerne Circle, Suite 601, Orlando, Florida at a monthly rental of $2,700 on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the Company's security holders for a vote during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITTIES

Our common stock presently trades on the Over-the-Counter Bulletin Board or OTCBB and trades under the symbol “WBTO.”  From October 15, 2005 to July 31, 2006 our common stock traded under the symbol “ONTN.”  Prior to that time, our common stock traded under the symbol “OTEN.”  The last reported sale price of our common stock was $0.01 per share on May 14, 2008.

The following table sets forth certain information with respect to the high and low bid prices of the Company's common stock for the fiscal years ended December 31, 2006 and 2005, all adjusted to reflect a 200 for 1 reverse stock split effective June 4, 2004, a .75 for 1 stock dividend effective July 16, 2004 and a 15 for 1 reverse stock split effective October 4, 2005.

Quarter Ended	High Bid	Low Bid

March 31, 2006	1.65	1.01
June 30, 2006	1.62	.95
September 30, 2006	1.80	1.08
December 31, 2006	2.48	.90

March 31, 2007	2.21	.95
June 30, 2007	1.32	.22
September 30, 2007	.35	.10
December 31, 2007	.185	.02

The quotations reflect interdealer prices without retail markup, markdown, or a commission, and may not necessarily represent actual transactions.

As of March 31, 2008, there were 90,772,414 shares of issued and outstanding common stock, and 312 registered holders of our shares of common stock.

We have not paid any dividends on our common stock since inception. We do not anticipate declaration or payment of any dividends at any time in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On December 22, 2005, the Company reorganized by entering into a stock purchase agreement with Global Portals Online, Inc. (“Global”) whereby the Company issued 11,442,446 shares of its common stock in exchange for all of the outstanding common stock of Global. Immediately prior to executing the stock purchase agreement the Company had 1,961,399 shares of common stock and 438,000 shares of Series AA preferred stock issued and outstanding.  The reorganization was accounted for as a recapitalization of Global because the shareholders of Global controlled the Company immediately after the acquisition.  Therefore, Global is treated as the acquiring entity.  Accordingly there was no adjustment to the carrying value of the assets or liabilities of Global.  The Company is the acquiring entity for legal purposes and Global is the surviving entity for accounting purposes.  Effective July 26, 2006, the company’s name was changed to Web2 Corp.  Effective July 31, 2006, the Company’s  symbol for listing on the Over the Counter bulletin board was changed to WBTO.

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

Revenue Recognition

Revenue recognized through December 31, 2007 represents revenue from its redirect traffic, web development and other media entertainment.  The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise.  Sales generated from list services are recognized upon completion of services.  Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic.  Revenues generated from web development are recognized when services are performed.

Comparison of Years Ended December 31, 2007 and 2006

The following discussion relates to the historical financial statements of Web2 Corp. and its subsidiaries and should be read in conjunction with the consolidated financial statements and related notes.

Revenues were $396,412 for the year ended December 31, 2007, as compared to $527,043 for the year ended December 31, 2006.  This reduction in revenues was a result of substantially reduced marketing on the part of the Company.  The Company was forced to reduce its marketing efforts due to severe cash restraints.

Cost of revenue was $260,911 for the year ended December 31, 2007, as compared to $421,439 for the year ended December 31, 2006.  This reduction is primarily attributable to the reduction in revenue.

Bad debt expense was $247,094 for the year ended December 31, 2007, as compared to $123,281 for the year ended December 31, 2006.  This increase in bad debt expense resulted from the write-off, as of December 31, 2007, of all accounts receivable deemed to be uncollectible by management.

Depreciation and amortization expense was $201,683 for the year ended December 31, 2007, as compared to $232,938 for the year ended December 31, 2006.  The reduction is due to some assets having become fully depreciated and other assets having been previously depreciated on an accelerated basis.

Selling administrative expenses were $2,197,109 for the year ended December 31, 2007, as compared to $1,909,889 for the year ended December 31, 2006.  The increase is due to increased development and marketing expenses during the first half of 2007 for the ByIndia and You Get It products.

Interest expense was $299,370 for the year ended December 31, 2007, as compared to $459,937 for the year ended December 31, 2006.  The decrease in interest expense results primarily from the conversion of convertible debt to equity during 2007.

During 2007, the Company incurred an unrealized loss on non-marketable securities of $251,900, which contributed to its net loss for the year.

As a result of all of the foregoing, the Company’s net loss for the year ended December 31, 2007 was $3,060,855, as compared to a net loss for the year ended December 31, 2006 of $2,617,973.

Liquidity and Capital Resources

We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for some time.  As a result, we have no present plans to make any material capital expenditures.  At December 31, 2007, we had a stockholders’ deficit of $814,090.  At December 31 2007, we had current assets of $4,484 and current liabilities of $1,131,275, resulting in a working capital deficit of $1,126,791.  As a result, we reduced our business activities during the second half of 2007.

We need to obtain capital through equity and/or debt financing.  If we cannot obtain any necessary capital, then we may be forced to cease or further curtail our operations.

No assurance can be given that, if we attempt to secure equity and/or debt financing, such financing will be available, and, if available, whether it will take the form of debt or equity.  Should we secure such financing, such financing could have a negative impact on our financial condition and our shareholders.  The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements.  The sale of equity would, among other things, result in dilution to our shareholders.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we may complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2007

Consolidated Statements of Operations for the years ended December 31, 2007 and December 31, 2006

Consolidated Statements of Stockholders’ Deficiency for the years ended December 31, 2007 and December 31, 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and December 31, 2006

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Web2 Corp. and Subsidiaries

Orlando, Florida

We have audited the accompanying consolidated balance sheet of Web2 Corp. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web2 Corp. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has a working capital deficit, negative cash flows from operations, and losses from inception which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bouwhuis, Morrill & Company, LLC

Bouwhuis, Morrill & Company, LLC

Layton, Utah

April 11, 2008

WEB2 CORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,484

Total Current Assets	4,484

PROPERTY AND EQUIPMENT, Net	305,661

Other assets	7,040
TOTAL ASSETS	$317,185

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable and accrued expenses	$655,896
Convertible debentures	397,000
Due to stockholders and affiliates	78,379

TOTAL CURRENT LIABILITIES	1,131,275

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 100,000,000 shares
authorized; 90,772,414 shares issued and outstanding	90,772
Treasury Stock (33,333 shares @$1.05)	(35,000)
Additional paid-in capital	13,075,289
Receivables from Related Party	(2,135)
Accumulated Deficit	(13,943,016)
TOTAL STOCKHOLDERS' DEFICIENCY	(814,090)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$317,185

The Accompanying Notes Are An Integral Part Of These Consolidated Financials Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,

REVENUE	$396,412	$527,043

COSTS AND EXPENSES
Cost of revenue	260,111	421,439
Bad debt expense	247,094	123,281
Depreciation and amortization	201,683	232,938
Selling and administrative expenses	2,197,109	1,909,889

TOTAL COSTS AND EXPENSES	2,905,997	2,687,547

Interest	(299,370)	(459,937)
Preferred Series AA dividend	-	(24,809)
Unrealized loss on non-marketable securities (Note 2)	(251,900)	-
Gain on settlement of debt	-	27,277

TOTAL OTHER INCOME (EXPENSES)	(551,270)	(457,469)

NET LOSS	$(3,060,855)	$(2,617,973)

Basic Net Loss Per Share	$(0.07)	$(0.16)

Weighted Average Number of Common
Shares Outstanding	40,820,820	16,018,426

The Accompanying Notes Are An Integral Part Of These Consolidated Financials Statements

For The Years Ended December 31, 2007 and 2006
	Preferred Series AA Stock		Common Stock		Treasury	Additional	Stock	Unearned	Accumulated
						Paid-in	Subscriptions

Balance, December 31, 2005	438,000	$438,000	14,269,199	$14,269	$(35,000)	$5,584,593	$(106,000)	$(187,500)	$(8,264,188)

Common stock issued for conversion of debt	-	-	3,401,933	3,402	-	542,581	-	-	-

Common stock issued for services	-	-	75,000	75	-	89,175	-	-	-

Common stock issued per ByIndia agreement	-	-	100,000	100	-	114,900	-	-	-

Common stock issued for conversion of preferred shares to common	(438,000)	(438,000)	3,306,862	3,307	-	492,717	-	-	-

Adjustment to unearned compensation	-	-	-	-	-	-	-	187,500	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(2,617,973)

Balance, December 31, 2006	-	-	21,152,994	21,153	(35,000)	6,823,966	(106,000)	-	(10,882,161)

Common stock issued for conversion of debt	-	-	69,259,420	69,259	-	6,087,509	-	-	-

Common stock issued for services	-	-	210,000	210	-	129,464	-	-	-

Common stock issued per ByIndia agreement	-	-	150,000	150	-	34,350	-	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(3,060,855)

Balance, December 31, 2007	-	$-	90,772,414	$90,772	$(35,000)	$13,075,289	$(106,000)	$-	$(13,943,016)

The Accompanying Notes Are An Integral Part Of These Consolidated Financials Statements

	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,060,855)	$(2,617,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	129,674	89,250
Realization of deferred compensation	—	187,500
Depreciation and amortization	201,683	232,938
Bad debt provision	—	123,281
Unrealized Loss on Investment	251,900	—
Changes in operating assets and liabilities:
Accounts receivable	(46,017)	(320,999)
Accounts payable and accrued expenses	(56,137)	918,762
NET CASH USED IN OPERATING ACTIVITIES	(2,579,752)	(1,387,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(53,557)	(96,606)

NET CASH USED IN INVESTING ACTIVITIES	(53,557)	(96,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions receivable	—	106,000
Proceeds of loans from stockholders and affiliates	2,701,524	910,788
Proceeds from convertible debt, net	87,000	356,500
Debt financing costs	—	18,500
Repayment of principal on debt	(165,000)	(35,436)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,623,524	$1,356,352

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(9,785)	$(127,495)

CASH AND CASH EQUIVALENTS - Beginning	14,269	141,764

CASH AND CASH EQUIVALENTS - Ending	$4,484	$14,269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$-	$-
Taxes	$-	$311

Non-cash investing and financing activities:
Repayment of Debt and related interest through issuance of common stock	$5,835,447	$-
Common stock issued for conversion of preferred stock and related interest	$-	$496,024
Common stock issued for website	$34,500	$115,000
Common stock issued for services rendered	$129,674	$89,250

The Accompanying Notes Are An Integral Part Of These Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Web2 Corp. was originally incorporated under the laws of the State of Colorado in 1987 as Medical Management Systems, Inc.  In August 2000, Medical Management Systems, Inc. reincorporated in the State of Delaware and changed its name to Dominix, Inc.  In June 2004 Dominix, Inc. changed its name to 110 Media Group, Inc.  In July 2006, 110 Media Group, Inc. changed its name to Web2 Corp. (the “Company” or “WEB2”).

Global Portals Online, Inc. (“GPO”) was originally incorporated in January 2001, under the laws of the State of Delaware.  On December 22, 2005, GPO was acquired by WEB2, for 11,442,446 pre-split shares of WEB2 common stock (the “Exchange”).  The Exchange was completed pursuant to the Agreement and Plan of Reorganization between GPO and WEB2.  The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations.  The reorganization was accounted for as a recapitalization of GPO because the shareholders of GPO controlled the Company immediately after the acquisition.  WEB2 is the acquiring entity for legal purposes and GPO is the acquiring entity for accounting purposes.  Accordingly there were no adjustments to the carrying value of the assets or liabilities of GPO.

WEB2 is headquartered in Orlando, Florida.  WEB2 designs, develops and sells technology products to its customers utilizing both products it has previously developed as well as products it develops of combines to meet customer specific requirements.  Its current emphasis is to build technology for specific business entities to facilitate the ease in which the business entity can communicate and conduct transactions with specific groups of users and to facilitate the ability of those users to utilize the internet to communicate with and conduct transactions with the business entity.  WEB2 seeks to create and implement internet technology products which reduce the level of user technical skill required and which reduces the time and cost of the process.

Other Subsidiaries

The Company incorporated two new subsidiaries during 2007 and 2006.  Both subsidiaries are owned 100% by the Company.

Web1000, Inc. (“WEB”) was incorporated under the laws of the State of Florida on May 12, 2006, for the purpose of holding certain internet assets of the Company.

ByIndia, Inc. (“BII”) was incorporated under the laws of the State of Florida on July 11, 2006, for the purpose of holding certain internet assets of the Company.

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.  The following policies are considered to be significant:

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

WEB2 CORP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.

Revenue Recognition Policy

Revenue is recognized upon completion of services provided where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  Returns and discounts, if any, are netted against gross revenues.  For the years ended December 31, 2007 and 2006, sales are recorded net of the allowance for returns and discounts of $-0-.

e.

Allowance for Doubtful Accounts

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company generally offers 30-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.  As of December 31, 2007, the allowance for doubtful accounts was $-0-.  Bad debt expense was $247,094 and $123,281 for the years ended December 31, 2007 and 2006, respectively.

f.

Property and Equipment

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

	Life	2007
Computer and Office Equipment	3-7 Years	$1,045,270
Less - Accumulated Depreciation
Net Property and Equipment		$305,661

Depreciation expense for the years ended December 31, 2007 and 2006 was $201,683 and $232,938, respectively.

g.

Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  Dilutive instruments have not been included and calculated for the year end computations as their effect is antidilutive.

	December 31	December 31
	2007	2006
Net loss (numerator)	$(3,060,855)	$(2,617,973)
Weighted average shares outstanding (denominator)	40,820,820	16,018,426
Loss per share amount	$(0.07)	$(0.16)

WEB2 CORP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we may complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

i.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 109, “Accounting for Income Taxes.”  Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2007.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $5,800,000 that may be offset against future taxable income through 2027.  No tax benefits have been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

WEB2 CORP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 2 -

SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Income Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to its future use by the Company.

j.

Reclassifications

Certain amounts in the accompanying comparative consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material affect on the consolidated financial statements.

k.

Principles of Consolidation

The consolidated financial statements include the accounts of Web2 Corp. and its wholly-owned subsidiaries Global Portals Online, Inc., Web1000, Inc., and ByIndia, Inc.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

l.

Checks Written in Excess of Cash in Bank

Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes.  Additionally, at times banks may temporarily lend funds to the Company by paying out more funds than are in the Company’s account.  These overdrafts are included as a current liability in the balance sheet.

m.

Unrealized Loss on Non-marketable Securities

During 2007 the Company accepted 5,038,000 shares of common stock of You Get It, Inc. (“YGI”), a related party, in exchange for and satisfaction of $251,900 of accounts receivable recorded for service rendered to YGI.  YGI has no active primary or secondary markets for their common stock.  Also, YGI has no significant operations and therefore the value of the shares is deemed to be impaired.  A full write-down of $251,900 has been recorded as an operating expense during 2007.

NOTE 3 -

RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company had a related party payable of $86,442.  This amount includes $8,063 in accrued interest.

NOTE 4 -

EQUITY TRANSACTIONS

During the year ended December 31, 2007, the Company issued 210,000 shares of common stock to officers, directors and an attorney for services rendered.  The shares were valued at the market price on the date the shares were authorized for issuance and range from $0.28 to $0.99 per share.  In connection with these issuances, the Company recorded stock-based compensation of $129,674 during the year ended December 31, 2007.

During the year ended December 31, 2007, the Company issued 69,259,420 shares of common stock for payment of debt and related accrued interest.  The shares were valued at the market price on the date the shares were authorized for issuance and range from $0.07 to $1.20 per share.  In connection with these issuances, the Company converted debt, including accrued interest, to equity in the amount of $6,156,768 during the year ended December 31, 2007.

During the year ended December 31, 2007, the Company issued 150,000 shares of common stock pursuant to its agreement with ByIndia to complete the purchase of its Indian internet property.  The shares were valued at the market price on the date the shares were authorized for issuance of $0.23 per share or $34,500.

WEB2 CORP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 5 -

FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents and accounts payable approximate fair value due to their short-term nature.

NOTE 6 -

NOTES AND LOANS PAYABLE – RELATED PARTY

The Company has loans payable due to related parties consisting of the following:

As of December 31, 2007, the Chairman of the Board advanced the Company $78,379. Interest at 18% per annum and due on demand.

As of December 31, 2007 a stockholder advanced the Company $8,750. Interest at 12% per annum and due on demand.

Accrued interest as of December 31, 2007 on these notes amounted to $8,063 and is included in accrued expenses.

NOTE 7 -

CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:	December 31,
2007

On September 30, 2000 the Company entered into a convertible debt agreement, due on demand, bearing interest at 8% per annum. The debenture contains a provision for conversion at the holder's option including accrued interest, into the Company's common stock at a conversion price equal to 70% of the average closing bid price per share of common stock for the five-day period prior to such conversion. The related beneficial conversion feature has been fully charged to interest expense in prior years.	$100,000

On July 18, 2006 the Company entered into a convertible debt agreement with a financial company, due one year from closing, bearing interest at 15% per annum. The debentures contain a provision for conversion, at the holder’s option including accrued interest at a conversion price 50% of the price of the shares sold in a secondary offering. The convertible includes a warrant in the event they have not converted in the secondary offering, or if no such offering shall have been completed, to purchase one dollars’ worth of common stock for every two dollars of debenture principal purchased by them in the Offering, at an exercise price of 120% of the closing bid price of shares of common stock on the date hereof.

$210,000

On December 20, 2007 the Company entered into a convertible debt agreement with an individual, due one year from closing, bearing interest at 18% per annum, unsecured. The debenture contains a provision for conversion at the holder's option after six months, into the Company's common stock at a conversion price of $0.02 per share.	$87,000
$397,000
Total Convertible Debentures	(397,000)
Less: Current Portion
Long-Term Convertible Debentures Debt	$-

Accrued interest as of December 31, 2007 on these notes amounted to $96,762 and is included in accrued expenses.

NOTE 8 -

COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is obligated under an agreement for the lease of its office space for a monthly payment of approximately $9,654 at December 31, 2007.  Subsequently the lease terminated by its terms on March 31, 2008 and is now on a month-to-month basis for a monthly payment of approximately $4,141.

Rent expense for the years ended December 31, 2007 and 2006 was $74378 and $57,119, respectively.

Employment Agreements

On December 22, 2005 the Company entered into an employment agreement with William Mobley. The term of the agreement is for five (5) years commencing on December 22, 2005. Mr. Mobley will serve as the Company's Chairman of the Board. During the term of the agreement, the Company shall pay Mr. Mobley an annual salary as determined by the Board of Directors with adjustments governed by the Consumer Price Index. For the year ended December 31, 2007 Mr. Mobley’s salary was $175,000.  Mr. Mobley shall also be entitled to a performance bonus to be determined by the Board of Directors.

On December 22, 2005 the Company entered into an employment agreement with Andre Forde. The term of the agreement is for five (5) years commencing on December 22, 2005. Mr. Ford will serve as the Company's President. During the term of the agreement, the Company shall pay Mr. Forde an annual salary as determined by the Board of Directors with adjustments governed by the Consumer Price Index.  For the year ended December 31, 2007 Mr. Forde’s salary was $175,000.  Mr. Forde shall also be entitled to a performance bonus to be determined by the Board of Directors.

NOTE 9 -

CONCENTRATIONS OF RISK

Major Customers

For the year ended December 31, 2007, three customers’ generated revenues in excess of 10% of the Company's total consolidated revenues. Revenues from these customers totaled $206,300 $84,000 and $57,000, or 52%, 21% and 14%, respectively. At December 31, 2007, there were no accounts receivable from these three customers.  These customers are related parties to the Company.

NOTE 10 -

GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in the consolidated financial statements, the Company has incurred losses of approximately $5,800,000 from inception of the Company through December 31, 2007.  The Company’s stockholders’ deficit at December 31, 2007 was $814,090, its current liabilities exceeded its current assets by $1,126,791, and it has negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.  As a part of this plan, management is currently in negotiations with their target industries’ key players.  In addition, management is exploring options in order to raise additional operating capital through debt and/or equity financing.  No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 16, 2006, based upon the recommendation of and approval by our board of directors, we dismissed Wolinetz & Lafazan & Co. (“W&L”) as our independent auditor and engaged Bouwhuis, Morrill & Company to serve as our independent auditor beginning with the fiscal year ending December 31, 2005.

We hired W&L on April 18, 2005 to be our auditors for the fiscal year ending December 31, 2005, but as a result of the acquisition on December 22, 2005 of Global Portals Online, Inc. and the resulting change of control, our new board decided to utilize the services of Bouwhuis Morrill & Company to serve as our auditors beginning with the fiscal year ending December 31 2005. Accordingly, W&L never reported on our financial statements, but did review our unaudited statements included in our Form 10-QSB filed during the time of their engagement.

From April 18, 2005 through February 16, 2006, there were no disagreements with W&L on any matter of accounting principal or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to W&L’s satisfaction would have caused them to make references to the subject matter in connection with their report.  In addition, we believe there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B except for material weaknesses in our system of internal controls communicated to us by our previous auditors as disclosed in Item 8A of our 2004 10-KSB filed on April 15, 2005.

Item 8A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon this review, management concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Securities Exchange Act of 1934).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each director shall be elected or the term of one year and until his successor is elected and qualified, or until his earlier resignation, death, or removal.  Officers of the Company serve at the discretion of the Board of Directors.  Our executive officers and directors are as follows:

Name	Age	Position	Appointed

William A. Mobley, Jr.	45	Director, Chairman, and Chief Executive Officer; Chief Financial Officer	December 22, 2005 November 8, 2007

Andre L. Ford	38	President and Chief Operating Officer	December 22, 2005

Aaron Stein	54	Director	February 21, 2007

William Eric Siedel	44	Director	February 21, 2007

William A. Mobley, Jr., our Chairman of the Board and Chief Executive Officer, has an extensive background in technology leadership for Nextelligence, Inc., MegaMedia Networks, Inc., and World Commerce Online, Inc.  World Commerce Online pioneered the e-commerce business-to-business sector from 1994-2000.  Mr. Mobley became our Chief Financial Officer in November 2007.

Andre L. Forde, our President and Chief Operating Officer, also has an extensive background in technology, specifically do-it-yourself web site builders.  Mr. Forde was the founder of ImageCafe.com, which was acquired by Network Solutions, Inc. in November 1999.

Aaron Stein currently manages his own CPA firm with over 25 years of experience working with a diversity of clients including providing audit and review and consulting services for small public companies, tax support for law firms involved in class action settlements funds, tax and consulting services for clients in real estate, manufacturing, consulting and various other businesses.  Mr. Stein attended C.W. Post Campus of Long Island University where he earned a Bachelor of Science Degree in Accounting.

William Eric Seidel currently serves as Vice Chairmen of eAutoclaims, Inc (OTC/BB: EACC).  Prior to becoming Vice Chairmen of that company, he served as its President/CEO since 2000.  During the period of time the company grew from $1,700,000 a year in revenues to over $13,000,000 in revenues in 2006.  Mr. Seidel is considered a pioneer in the online insurance claims processing industry and eAutoclaims is recognized as a leader in the industry.  Mr. Seidel also serves as a City Councilman in the City of Oldsmar Florida.

Code of Ethics

In December 2003, the Company adopted a written Code of Business Conduct and Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controller and any persons performing similar functions.  A copy of our Code of Ethics is attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.  The Company will provide a copy of its Code of Business Conduct and Ethics to any person without charge upon written request addressed to Web2 Corp., 100 West Lucerne Circle, Suite 601, Orlando, Florida  32801, Attention:  Chief Financial Officer.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2007, all Section 16(a) filings requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Steven A. Horowitz doe not appear to have filed any reports.

No Committees

Our Board of Directors does not, at present, have an audit, compensation or nominating committee, or any committee or committees performing similar functions.  All of these functions are, at present, performed by the Board of Directors as a whole.

ITEM 10.  EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

William A. Mobley, Jr. (1)	2007	175,000	15,337	190,337
Chairman and Chief Executive Officer	2006	120,000	55,000	175,000

Darren Cioffi (2)	2007	50,000	0	50,000
Chief Financial Officer	2006	120,000	30,000	150,000

Andre L. Forde (3)	2007	175,000	15,337	190,337
President and Chief Operating Officer	2006	120,000	55,000	175,000

(1) Mr. Mobley became the Company’s Chairman of the Board and Chief Executive Officer on December 22, 2005.

(2) Mr. Cioffi resigned as the Company’s Chief Financial Officer on November 6, 2007.

(3) Mr. Forde became the Company’s President and Chief Operating Officer on December 22, 2005.

Employment Agreements

On December 22, 2005 the Company entered into an employment agreement with William A. Mobley, Jr.  The term of the agreement is for five years commencing on December 22, 2005.  Mr. Mobley serves as the Company’s Chairman of the Board and Chief Executive Officer.  During the term of the agreement, the Company will pay Mr. Mobley an annual salary, as determined by the Board of Directors, with adjustments governed by the Consumer Price Index.  For the year ended December 31, 2007, Mr. Mobley’s salary was $175,000.  Mr. Mobley may also receive an annual performance bonus to be determined by the Board of Directors.

On December 22, 2005 the Company entered into an employment agreement with Andre L. Forde.  The term of the agreement is for five years commencing on December 22, 2005.  Mr. Forde serves as the Company’s President and Chief Operating Officer.  During the term of the agreement, the Company will pay Mr. Mobley an annual salary as determined by the Board of Directors, with adjustments governed by the Consumer Price Index.  For the year ended December 31, 2007, Mr. Forde’s salary was $175,000.  Mr. Forde may also receive an annual performance bonus to be determined by the Board of Directors.

Directors’ Compensation

In general, we do not pay fees to directors who attend a regularly scheduled or special board meeting; however, we may reimburse directors for their cost of travel and lodging to attend such a meeting.  Upon their becoming directors, we issued to each of Mr. Stein and Mr. Seidel 50,000 shares of Common Stock of the Company.

DIRECTOR COMPENSATION

Name	Stock Awards ($)	Total ($)

Aaron Stein	49,500	49,500
William Eric Seidel	49,500	49,500

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Common Stock and percentage owned beneficially as of March 31, 2008 by each of the Company’s directors and executive officers and by each person known to the Company to own more than five percent of such Common Stock.

Name and Address	Number of Shares	Percentage (1)
Nextelligence, Inc. 100 West Lucerne Circle Suite 601 Orlando, Florida 32801	7,610,092 (2)	8.38
William A. Mobley, Jr. 100 West Lucerne Circle Suite 601 Orlando, Florida 32801	47,311,991 (2) (3)	52.12
Andre L. Forde 100 West Lucerne Circle Suite 601 Orlando, Florida 32801	24,543,958 (3	27.04
Steven A. Horowitz 400 Garden City Plaza Suite 202 Garden City, New York 11530	17,450,135 (4)	19.22
Aaron Stein 100 West Lucerne Circle Suite 601 Orlando, Florida 32801	50,000	(5)
William Eric Seidel 100 West Lucerne Circle Suite 601 Orlando, Florida 32801	50,000	(5)
All directors and officers as a group (4 persons)	54,924,964	60.51

(1)

Based upon 90,772,414 shares of Common Stock issued and outstanding on March 31, 2008.

(2)

William A. Mobley, Jr. is the Chairman of the Board and Chief Executive Officer of Nextelligence, Inc. and, in such capacities, has the sole authority to the vote all of the shares of Common Stock legally or beneficially owned by Nextelligence, Inc.

(3)

Includes 2,355,220 shares of Common Stock jointly owned by William A. Mobley, Jr. and his wife and 17,030,985 shares of Common Stock beneficially owned by Steven A. Horowitz as to which William A. Mobley and Andre L. Forde hold the power to vote.

(4)

Includes 17,030,985 shares of Common Stock as to which Steven A. Horowitz has granted the power to vote to William A. Mobley, Jr. and Andre L. Forde.

(5)

Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nextelligence, Inc.  William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company, and the founder, Chairman of the Board and Chief Executive Officer of Global Portals Online, Inc. (“Global Portals”), a wholly-owned subsidiary of the Company, is also the founder, Chairman of the Board and Chief Executive Officer of Nextelligence, Inc. (“Nextelligence”).  Nextelligence is the beneficial owner of 7,610,092 shares of Common Stock, constituting approximately 8.38% of the total number of issued and outstanding shares of Common Stock.

At September 30, 2005, Global Portals, a wholly-owned subsidiary of the Company, was indebted to Nextelligence in the amount of $900,000.00.  On that date, Global Portals issued and sold to Nextelligence, Inc. 7,282,720 shares of common stock of Global Portals in exchange for the cancellation of $655,444.80 of such $900,000 of indebtedness of Global Portals.  In connection with the completion of the transactions contemplated by the Agreement and Plan of Share Exchange, these 7,282,720 shares of common stock of Global Portals were exchanged for 2,858,734 shares of Common Stock.

At December 31, 2006, Global Portals was indebted to Nextelligence in the amount of $244,556 (not including accrued interest).  This indebtedness bore interest at the rate of 6% per annum, and was secured by a security interest on all of the assets of Global Portals.  This indebtedness, together with all interest accrued thereon, was due and payable on January 2, 2007.

On August 15, 2005, Global Portals and Nextelligence entered into a Web Hosting and Reseller Agreement.  Pursuant to this agreement, Nextelligence markets and sells certain services provided by Global Portals.  During 2007 and 2006, nothing was paid by Global Portals to Nextelligence in commissions for the services marketed and sold by Nextelligence.

During 2006, Nextelligence provided certain administrative services to the Company in the amount of $105,000.  During 2007, Nextelligence provided certain administrative services to the Company in the amount of $235,000.  Management believes that the fees charged for these administrative services are comparable to what we would have been charged by an unrelated party.

As of December 19, 2007, Web2 Corp. issued to Nextelligence 4,751,358 shares of Common Stock of Web2 Corp. in full and complete satisfaction and cancellation of all of the indebtedness of Web2 Corp. to Nextelligence.

William A. Mobley, Jr. At December 31, 2006, Global Portals was indebted to William A. Mobley, Jr. in the amount of $744,006 (not including accrued interest).  This indebtedness bore interest at the rate of 6% per annum, and was secured by a security interest on all of the assets of Global Portals.  This indebtedness, together with all interest accrued thereon, was due and payable on January 2, 2007.

As of December 19, 2007, Web2 Corp. issued to Mr. Mobley 20,260,694 shares of common stock of Web2 Corp. in full and complete satisfaction and cancellation of all of the indebtedness of Web2 Corp. and Global Portals to Mr. Mobley.

Andre L. Forde.  At December 31, 2006, Global Portals was indebted to Andre L. Forde in the amount of $263,503 (not including accrued interest).  This indebtedness bore interest at the rate of 6% per annum, and was secured by a security interest on all of the assets of Global Portals.  This indebtedness, together with all interest accrued thereon, was due and payable on January 2, 2007.

As of December 19, 2007, Web2 Corp. issued to Mr. Forde 6,476,631 shares of Common Stock of Web2 Corp. in full and complete satisfaction and cancellation of all of the indebtedness of Web2 Corp. and Global Portals to Mr. Forde.

GlobalQuest Media, LLC. William A. Mobley, Jr., the Chairman of the Board and Chief Executive Officer of the Company and Global Portals, and Andre L. Forde, the President and Chief Operating Officer of the Company and Global Portals, are the founders, controlling equity holders and managers of GlobalQuest Medial, LLC.

On August 15, 2005, Global Portals and GlobalQuest Media, LLC entered into a Web Hosting and Reseller Agreement.  Pursuant to this agreement, GlobalQuest Media, LLC markets and sells certain services provided by Global Portals.  During 2007 and 2006, nothing was paid to GlobalQuest Media, LLC by Global Portals in commissions for the services marketed and sold by GlobalQuest Media, LLC.

You Get It, Inc.  William A. Mobley, Jr. is the Chairman of the Board and Chief Executive Officer of the Company, and the founder, Chairman of the Board and Chief Executive Officer of You Get It, Inc.  Andre L. Forde is the President and Chief Operating Officer of the Company, and the founder, President and Chief Operating Officer of You Get It, Inc.  Steven A. Horowitz, a significant investor in the Company, is a significant investor in You Get It, Inc.

During 2006 Web2 Corp. provided development services to You Get It, Inc. and collected revenues from You Get It.com in the amount of $156,000.  During 2007, Web2 Corp. provided development services to You Get It, Inc. and recorded revenues from You Get It, Inc. in the amount of $206,300.  Management believes that the fees charged for these development services are comparable to what would have been charged by an unrelated party.

At April 30, 2007, You Get It, Inc. was indebted to Web2 Corp. in the amount of $251,900.  As of May 10, 2007, You Get It, Inc. issued to Web2 Corp. 5,038,000 shares of Common Stock of You Get It, Inc. in full and complete satisfaction and cancellation of all of the indebtedness of You Get It, Inc. to Web2 Corp.

Broadcast Bid LLC.  William A. Mobley, Jr. is the Chairman of the Board and Chief Executive Officer of the Company, and the founder and Chairman of the Board of BroadCast Bid Inc.

During 2006 the Company provided development services to BroadCast Bid and collected revenues from Broadcast Bid in the amount of $106,000. During 2007, Web2 Corp. provided development services to BroadCast Bid, Inc. and recorded revenues from BroadCast Bid, Inc. in the amount of $57,000.  Management believes that the fees charged for these development services are comparable to what would have been charged by an unrelated party.

ChargeKard LLC.  William A. Mobley, Jr. is the Chairman of the Board and Chief Executive Officer of Web2 Corp., and the founder, Chairman of the Board and Chief Executive Officer of ChargeKard LLC.

During 2006 the Company provided development services to ChargeKard LLC and collected revenues from ChargeKard LLC in the amount of $107,000.  During 2007 the Company provided development services to ChargeKard LLC and recorded revenues from ChargeKard LLC in the amount of $84,000.  Management believes that the fees charged for these development services are comparable to what would have been charged by an unrelated party.

Steven A. Horowitz.  Steven A. Horowitz has from time to time loaned funds to Web2 Corp.  As of December 19, 2007, Web2 Corp. issued to Mr. Horowitz 17,030,985 shares of Common Stock of Web2 Corp. in full and complete satisfaction and cancellation of all of the indebtedness of Web2 Corp. to Mr. Horowitz.  Mr. Horowitz granted to Messrs. Mobley and Forde a proxy to vote such shares of Common Stock for a period of three years.

ITEM 13.  EXHIBITS

The following exhibits are filed as part of this report:

2.1

Stock Purchase Agreement, dated as of August 19, 2005 by and between the Company and Raymond Barton and Timothy Schmidt (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 19, 2005).

2.2

Assignment and Assumption dated August 19, 2005 by and between the Company, Jade Entertainment Group, Inc., Timothy Schmidt and Raymond Barton (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 19, 2005).

2.3

Agreement and Plan of Share Exchange dated as of December 1, 2005 by and between the Company and Global Portals Online, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 22, 2005).

3.1

Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on September 21, 2005 (incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2005).

4.1

Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).

4.2

Certificate of Designations, Preferences and Rights of Series AA Preferred Stock as filed with the Secretary of State of Delaware on December 1, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 2, 2004).

10.1

Consulting Agreement dated September 16, 2004 between the Company and Cioffi Business Management Services (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 12, 2004).

10.2

Employment Agreement dated October 5, 2004 between the Company and Mark Figula (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated October 5, 2004).

10.3

Asset Purchase Agreement dated December 5, 2004 between the Company and Global Reach, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 5, 2004).

10.4

Promissory Note in the principal amount of $50,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 5, 2004).

10.5

Promissory Note in the principal amount of $100,000 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 5, 2004).

10.6

Consulting Agreement dated February 8, 2005 between the Company and Cioffi Business Management Services (incorporated by reference to Exhibit 10.13 to the Compay’s Form 10-KSB for the fiscal year ended December 31, 2004).

10.7

Amendment to $100,000 6% Promissory Note issued to Global Reach, Inc. dated April 13, 2005 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004).

10.8

Management Services Agreement between the Company and Global Portals Online, Inc. (formerly Personal Portals Online, Inc.) dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 12, 2005).

10.9

Severance Agreement and Release of Raymond Barton dated August 19, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 19, 2005).

10.10

Severance Agreement and Release of Timothy Schmidt dated August 19, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 19, 2005).

10.11

Severance Agreement and Release of Michael Barton dated August 19, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 19, 2005).

10.12

Employment Agreement dated December 20, 2005 by and between the Company and William A. Mobley, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 22, 2005).

10.13

Employment Agreement dated December 20, 2005 by and the Company and Andre L. Forde (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 22, 2005).

10.14

Purchase Agreement dated as of July 25, 2006 by and among T. K. Balaji, K. Saravan Kumar and T. K. Shivaji Rao; Securenext Softwares Private Limited; the Company; and ByIndia, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated October 11, 2006).

10.15

Amended and Restated Debt Conversion Agreement dated as of November 1, 2006 by and between the Company and Steven A. Horowitz (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated December 21, 2006).

10.16

Stock Purchase Agreement dated as of December 19, 2007 by and among the Company, William A. Mobley, Jr., Andre L. Forde, Marjorie A. Lieberman, Steven A. Horowitz, Nextelligence, Inc., Walter Web, Jr., Century Group, Inc., Broadcast Bid, Inc., and Daniel Bordui (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 21, 2007).

10.17

Proxy dated as of December 19, 2007 granted by Steven A. Horowitz to William A. Mobley, Jr. and Andre L. Forde (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 21, 2007).

14.1

Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).

14.2

Code of Ethics for Financial Executives (incorporated by reference to Exhibit 14.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003).

16.1

Letter from Marcum & Kliegman LLP to the Securities and Exchange Commission dated April 25, 2005 (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated April 18, 2004).

16.2

Letter from Wolinetz & Lafazan & Co. to the Securities and Exchange Commission dated March 31, 2006 (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K dated March 29, 2006).

21

Subsidiaries of the Registrant (filed herewith).

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14a and Rule 15d-14(a) (filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14a and Rule 15d-14(a) (filed herewith).

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2007 and December 31, 2006, the aggregate fees billed for professional services rendered by Bouwhuis, Morrill & Company, the Company’s independent auditors, for the audit of the Company’s annual financial statements and the reviews of its quarterly financial statements included in the Company’s quarterly reports and filings under the Securities Exchange Act of 1934 totaled $55,000 and $53,000, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2007 and December 31, 2006, no fees were billed for professional services rendered by Bouwhuis, Morrill & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not disclosed under “Audit Fees” above.

Tax Fees

For the fiscal years ended December 31, 2007 and December 31, 2006, no fees were billed by Bouwhuis, Morrill & Company for tax compliance, tax advice or tax planning.

All Other Fees

For the fiscal years ended December 31, 2007 and December 31, 2006, no fees were billed by Bouwhuis, Morrill & Company for any products or services not disclosed above.

Pre-Approval Policies and Procedures

The Company did not have an audit committee during 2007 or 2006 and, therefore, had no pre-approval policies or procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008

WEB2 CORP.

By:	/s/ William A. Mobley, Jr.
William A. Mobley, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Mobley, Jr.	Chairman of the Board and Director	May 14, 2008
William A. Mobley, Jr.

/s/ Aaron Stein	Director	May 14, 2008
Aaron Stein

/s/ William Eric Seidel	Director	May 14, 2008
William Eric Seidel