Form 10-Q
period 2008-03-31
Web2 Corp
filed 2008-05-20
CIK 824104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

WEB2 CORP.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-29462	13-4127624
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

100 West Lucerne Circle, Suite 601, Orlando, Florida  32801

 (Address of Principal Executive Office) (Zip Code)

(407) 540-0452

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company had 90,772,414 shares of common stock outstanding as of May 19, 2008.

WEB2 CORP AND SUBSIDIARY

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to the Condensed Consolidated Financial Statements	6

WEB2 CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$105

Total Current Assets	105

PROPERTY AND EQUIPMENT, Net	283,838

Other assets	7,040

TOTAL ASSETS	$290,983

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$276,888
Convertible debentures	761,432
Due to stockholders and affiliates	276,379

TOTAL CURRENT LIABILITIES	1,314,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock - $0.001 par value; 100,000,000 shares
authorized; 90,772,414 shares issued and outstanding	90,772
Treasury stock (33,333 shares @$1.05)	(35,000)
Additional paid in capital	13,075,289
Receivables from Related Party	(2,134)
Accumulated deficit	(14,152,643)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,023,716)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY	$290,983

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
REVENUE	$1,000	$93,388

COSTS AND EXPENSES
Cost of revenue	17,272	14,045
Depreciation and amortization	21,823	61,093
Selling and administrative expenses	135,676	483,634

TOTAL COSTS AND EXPENSES	174,771	558,772

OPERATING LOSS	(173,771)	(465,384)

OTHER INCOME (EXPENSES)
Interest	(35,855)	(112,365)

NET LOSS	$(209,626)	$(577,749)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.02)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	90,772,414	23,233,563

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(209,626)	(577,749)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	21,823	61,093
Changes in operating assets and liabilities:
Accounts receivable	—	28,085
Accounts payable and accrued expenses	(379,008)	(20,771)

NET CASH USED IN OPERATING
ACTIVITIES	(566,811)	(509,342)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(5,817)

NET CASH USED IN
INVESTING ACTIVITIES	—	(5,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder	562,432	602,000

NET CASH PROVIDED BY
FINANCING ACTIVITIES	$562,432	$602,000

NET (DECREASE) INCREASE IN CASH	$(4,379)	$86,841

CASH - Beginning	4,484	14,269

CASH - Ending	$105	$101,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$18,332	$—
Taxes	$—	$—

The Accompanying Notes Are An Integral Part Of These Condensed Consolidated Financials Statements

WEB2 CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report Form 10-KSB. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The Company’s financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in its Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has sustained losses and has relied on advances and loans from owners, third parties and sales of shares of its equity for operating capital. Additionally, the Company has sustained additional operating losses for the three months ended March 31, 2008 of approximately $209,600. To support the Company’s operations for the next year, management has plans to raise capital by a combination of debt and equity financing. There is no assurance, however, that these sources of capital will be timely obtained on acceptable terms.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 – MATERIAL TRANSACTIONS

During the three months ended March 31, 2008, the Company issued five convertible promissory notes to four parties, the principal amount totaling $618,000. Three of the convertible promissory notes issued are payable on demand and bear an interest rate of 18% per annum. These notes are convertible into shares of common stock of the Company at any time after six months from the date of issuance at a conversion price of $0.02 per share. The other two convertible promissory notes issued are payable on February 5, 2009 & 2010 and bear an interest rate of 18% per annum. One of these notes is convertible into shares of common stock of the Company in increments over time at a conversion price of $0.02 per share. The other note is convertible into shares of common stock of the Company at any time after six months from the date of issuance at a conversion price of $0.02 per share.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition

Revenue recognized through March 31, 2008 represents revenue from its redirect traffic, web development and other media entertainment. The Company receives a fee for revenue generated under the sale of other media entertainment that is recognized upon shipment of the merchandise. Sales generated from list services are recognized upon completion of services. Revenues generated from Web1000.com site consists of monthly fees paid to the Company for redirect traffic. Revenues generated from web development are recognized when services are performed.

Comparison of Periods Ended March 31, 2008 and 2007

The following discussion relates to the historical financial statements of Web2 Corp. and its subsidiaries and should be read in conjunction with the consolidated financial statements and related notes.

Revenues were $1,000 for the period ended March 31, 2008, as compared to $93,388 for the period ended March 31, 2007. This reduction in revenues was a result of substantially reduced marketing on the part of the Company. The Company was forced to reduce its marketing efforts due to severe cash restraints.

Cost of revenue was $17,272 for the period ended March 31, 2008, as compared to $14,045 for the period ended March 31, 2007.

Depreciation and amortization expense was $21,823 for the period ended March 31, 2008, as compared to $61,093 for the period ended March 31, 2007. The reduction is due to some assets having become fully depreciated and other assets having been previously depreciated on an accelerated basis.

Selling administrative expenses were $135,676 for the period ended March 31, 2008, as compared to $483,634 for the period ended March 31, 2007. The increase is due to development and marketing expenses during the first quarter of 2007 for the ByIndia and You Get It products, which were not incurred during the first quarter of 2008.

Interest expense was $35,855 for the period ended March 31, 2008, as compared to $112,365 for the period ended March 31, 2007. The decrease in interest expense results primarily from the conversion of convertible debt to equity during 2007.

As a result of all of the foregoing, the Company’s net loss for the period ended March 31, 2008 was $209,626, as compared to a net loss for the period ended March 31, 2007 of $577,749.

Liquidity and Capital Resources

We are experiencing substantial cash flow difficulties and we anticipate that we will continue to experience cash flow difficulties for some time. As a result, we have no present plans to make any material capital expenditures. At March 31, 2008, we had a stockholders’ deficit of $1,023,716. At March 31 2008, we had current assets of $105 and current liabilities of $1,314,699, resulting in a working capital deficit of $1,314,594. As a result, we reduced our business activities during the second half of 2007.

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

Item 4T.

Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2008, the Company issued to Blind Faith Holdings, LLC a convertible promissory note in the principal amount of $110,000 in consideration of a cash payment of $110,000. The note bears interest at the rate of 18% per annum, is payable upon demand, is secured by a lien on all of the assets and properties of the Company, and, at the option of the holder, is convertible into shares of common stock of the Company at a conversion price of $0.02 per share at any time after August 26, 2008.

On March 24, 2008, the Company issued to Blind Faith Holdings, LLC a convertible promissory note in the principal amount of $7,000 in consideration of a cash payment of $7,000. The note bears interest at the rate of 18% per annum, is payable upon demand, is secured by a lien on all of the assets and properties of the Company, and, at the option of the holder, is convertible into shares of common stock of the Company at a conversion price of $0.02 per share at any time after September 23, 2008.

All of the convertible promissory notes were issued pursuant to Section 4(2) of the Securities Act of 1933 based upon the limited number of offerees, their relationship to the Company, their status as accredited investors, the manner of the offering and the access or information provided to each such person so as to permit him or it adequate information about the Company so as to be able to make an informed investment decision. Each of the convertible promissory notes contains a legend restricting transferability under the Securities Act of 1933.

Item 6.

Exhibits.

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

Web2 Corp.

Date: May 20, 2008	By:	/s/ WILLIAM A. MOBLEY, JR.
William A. Mobley, Jr.
Chairman and Chief Executive Officer